Form 10QSB
period 2000-03-31
CODATEK CORP
filed 2000-05-31
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No.: xxxxxxxxxxxxxxxxx

CODATEK CORP.
(Exact name of registrant as it appears in its charter)

NEVADA 	                           88- 0412582

(State or jurisdiction of	        (I.R.S. Employer
incorporation or organization)	   Identification No.)

Las Vegas Commerce Center, 1350 E. Flamingo Road, Suite 688, Las Vegas, NV
89119
(Address of Principal Executive Office)

Registrant's telephone number, including area code:	(702)-732-2253
Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (b) of the Act:

Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.	Yes 	X		No

At the end of the quarter ending March 31, 2000 there were 200,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
See attached exhibit 1

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

Results of Operations
The Company has had no operations during this quarter.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities
None
Item 3.	Default Upon Senior Securities
None
Item 4.	Submission of matters To a Vote of Security Holders
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 8-K
statements as of June 30, 1999 as prepared by the Company




SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codatek Corp.

By: /S/
Patricia Wiate, President