Form 10QSB
period 2000-06-30
CODATEK CORP
filed 2000-08-25
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC 20549

                         FORM 10-QSB

       [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                           CODATEK CORP.
   (Exact name of registrant as it appears in its charter)

         NEVADA                                   88-0412582
(State or jurisdiction of             (I.R.S. Employer Indentication No.)
incorporation or organization)

                      Las Vegas Commerce Center
                 1350 E. Flamingo Road, Suite 688
                     Las Vegas, Nevada 89119
               (Address of Principal Executive Office)

                            (702) 873-7404
         Registrant's telephone number, including area code


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

At the end of the quarter ending June 30, 2000 there were 12,000,000 issued and outstanding shares of the registrants common stock.

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

Codatek Corp.

By: /s/ Patricia Wiate
        Patricia Wiate, President





                           Codatek Corp.
                   (A Development Stage Company)
                        Finacial Statements
                 June 30, 2000 and June 30, 1999

                             Table of Contents

                                                 Page Number

Independent Accountant's Report                       1

Financial Statement

   Balance Sheets                                     2

   Statements of Operations and Deficit
     Accumulated During the Development Stage         3

   Statement of Changes in Stockholders' Equity       4

   Statement of Cash Flows                            5

   Notes to the Financial Statements                  6 - 7

                              David E. Coffey
                       Certified Public Accountant
                       3651 Lindell Road, Suite A
                           Las Vegas, NV  89103
                              (702) 871-3979


                      Independent Auditor's Report


To the Board of Directors and Stockholders of Codatek Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Codatek Corp., (a development stage company) as of June 30, 2000, and June 30, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, (date of reception) to June 30, 2000. These statements are the responsibility of Codatek Corp.'s management. My responsiblity is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Codatek Corp., as June 30, 2000, and June 30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.


David Coffey, CPA
Las Vegas, Nevada
August 21, 2000

                            Codatek Corp.
                    (A Development Stage Company)
                           Balance Sheets



                                         JUNE 30, 2000  JUNE 30, 1999
                                         -------------  --------------
ASSETS
  Cash                                   $   1,006,453  $         100
  Loan receivable                                    0         10,000
  Interest receivable                                0            353
                                         -------------- --------------
   Total Assets                          $   1,006,453  $      10,453
                                         ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                       $       2,900  $        900
                                         -------------- --------------
    Total Liabilities                            2,900           900

  Stockholders' Equity
    Common stock, authorized 50,000,000
    shares at $0.001 par value, issued
    outstanding 200,000 shares and
    200,000 shares, respectively                13,000           200
    Additional paid in capital                 995,600         9,900
    Deficit accumulated during the
    development stage                           (5,047)         (547)
                                         --------------- --------------
  Total Stockholders'
     Equity                              $    1,003,553  $     9,553


  Total Liabilities and Stockholder's
     Equity                              $    1,006,453  $    10,453
                                         =============== ==============


  The accompanying notes are an integral part of these financial statements.

                             Codatek Corp.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND DEFICIT
                 ACCUMULATED DURING DEVELOPMENT STAGE
               (WITH CUMULATIVE FIGURES FROM INCEPTION)



                                                                 FROM INCEPTION
                              JAN. 1, 2000 TO   JAN. 1, 1999 TO  DEC. 3, 1998 TO
                              JUNE 30, 2000     JUNE 31,1999     JUNE 30, 2000
                              ---------------   ---------------  ---------------
INCOME                        $             0   $         353    $         353

EXPENSES
  Organizational expenses                   0               0              400
  Consulting                                0             500              500
  Professional fees                     2,000               0            4,500
                              ---------------   -------------    ---------------
Total expenses                          2,000             500            5,400

Net loss                               (2,000)           (147)          (5,047)
                                                                 ==============
Retained Earnings,
beginning of period                    (3,047)           (400)
                               ---------------   -------------

Deficit accumulated during
the development stage         $        (5,047)   $       (547)
                              ===============    ==============

Earnings (loss) per share,
assuming dilution, after
giving effect to a 60 to 1
stock split effective
April 7, 2000:
Net loss                      $          0.00    $        0.00  $         0.00
                              ===============    ============== ================

Weighted average shares
outstanding                         4,266,667          166,667       1,500,000
                              ===============    ============== ===============





The accompanying notes are an integral part of these financial statements

                           Codatek Corp.
                  (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM DECEMBER 3, 1998, (DATE OF INCEPTION) TO
                            JUNE 30, 2000


                                  Common Stock        AdditionaL
                            Shares         Amount     Paid-in
                                                      Capital        TOTAL
                           --------        --------   -----------    -------
Balance,
December 3, 1998         $        0      $        0   $         0   $        0

Issuance of common stock
for cash December 1998      100,000             100             0          100
Less net loss                     0               0             0         (400)
                           --------       ---------   -----------   -----------
Balance,
December 31, 1998           100,000             100             0         (300)

Issuance of common stock
for cash March 1999         100,000             100         9,900       10,000
Less offering costs               0               0        (1,500)      (1,500)
Less net loss                     0               0             0       (2,647)
                           --------        --------    ----------    ----------

Balance,
December 31, 1999           200,000             200         8,400        5,553

Forward stock split
60 to 1, April 7, 2000   11,800,000          11,800       (11,800)           0

Issuance of common
stock for cash,
May, 2000                 1,000,000           1,000       999,000    1,000,000

Less net loss                     0               0             0       (2,000)
                           --------       ---------     ---------   -----------
Balance,
June 30, 2000           $13,000,000      $   13,000    $  995,600   $1,003,553
                        ===========      ==========    ==========   ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 Codatek Corp.
                        (A DEVELOPMENT STAGE COMANY)
                          STATEMENTS OF CASH FLOWS
                  (WITH CUMULATIVE FIGURES FROM INCEPTION)


                                                                FROM INCEPTION
                               JAN. 1, 2000 TO  JAN. 1,2000 TO  DEC. 3, 1998, TO
                               JUNE 30, 2000    JUNE 30, 1999   JUNE 30, 2000
                               -------------    --------------  -------------
CASH FLOWS PROVIDED BY
OPERATION ACTIVITES
Net loss                       $      (2,000)   $        (147)  $      (5,047)
Adjustments to reconcile net
 loss to cash used by operating
 activity
     Loan receivable                       0          (10,000)             0
     Interest receivable                   0             (353)             0
     Accounts Payable                  2,000              500          2,900
                                ------------    -------------   ------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                       0          (10,000)        (2,147)

CASH FLOWS USED BY
INVESTING ACTIVITIES                       0                0              0
                                ------------    -------------   ------------
  Net cash used by
  investing activities                     0                0              0

CASH FLOWS FROM FINNANCING
ACTIVITIES
  Sale of common stock                 1,000              100         13,000
  Paid-in capital                    999,000            9,900        997,100
  Less offering costs                      0                0         (1,500)
                                 -----------    -------------   -------------

  NET CASH PROVIDED BY
  FINANCING ACTIVITIES             1,000,000           10,000      1,008,600
                                 -----------    -------------   -------------
  NET INCREASE IN CASH             1,000,000                0      1,006,453
                                                                =============

CASH AT BEGINNING OF PERIOD            6,453              100
                                 -----------   --------------
  CASH AT END OF PERIOD         $  1,006,453   $          100
                                ============   ==============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               Codatek Corp.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
                    JUNE 30, 2000, AND JUNE 30, 1999


NOTE A  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company was incorporated on December 3, 1998, under the laws of the STATE of NEVADA. The business purpose of the Company is to develop software that code and encode programs and files.

    The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B  OFFERING COSTS

    Offering costs incurred in connection with the offering were deducted from the net proceeds of the offering.

NOTE C  EARNINGS (LOSS) PER SHARE

    Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE D  SALE OF COMMON STOCK

     On March 23, 1999 the Company issued 100,000 shares of its common stock at $.10 per share for $10,000 cash. On May 10, 2000, the Company sold in a private placement 1,000,000 shares of common stock at $1.00 per share for a total of $1,000,000. The net proceeds of the sales will be used in engage in the research, design, and development of computer software.

NOTE E    STOCK SPLIT

     On April 7, 2000, the Company approved a split of it's common stock at a ratio of 60 to 1 at $.001 par value. The 200,000 shares outstanding at $.001 par value increased to 12,000,000 shares at $.001 par value issued and outstanding. The number of shares of common stock authorized was unchanged at 50,000,000 with a par value of $.001 per share.