Form 10QSB
period 2000-09-30
CODATEK CORP
filed 2001-01-04
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC 20549

                         FORM 10-QSB

       [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                           CODATEK CORP.
   (Exact name of registrant as it appears in its charter)


                           000-29427
                     (Commission File No.)

         NEVADA                                  88-0412582
(State or jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


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

At the end of the quarter ending September 30, 2000 there were 13,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

See attached Exhibit 1.

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

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports

Audited Financial Statements as of September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Codatek Corp.


By: /s/ Patricia Wiate
        Patricia Wiate, President

                           Codatek Corp.

                   (A Development Stage Company)

                        Financial Statements

              September 30, 2000 and September 30, 1999

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

                              David E. Coffey
                       Certified Public Accountant
                       3651 Lindell Road, Suite H
                           Las Vegas, NV  89103
                              (702) 871-3979


                      Independent Auditor's Report


To the Board of Directors and Stockholders of Codatek Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Codatek Corp., (a development stage company) as of September 30, 2000, and September 30, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, (date of reception) to September 30, 2000. These statements are the responsibility of Codatek Corp.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Codatek Corp., as September 30, 2000, and September 30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.


David Coffey, CPA
Las Vegas, Nevada
December 29, 2000

                            Codatek Corp.
                    (A Development Stage Company)
                           Balance Sheets



                                        Sept. 30, 2000   Sept. 30, 1999
                                         -------------   -------------
ASSETS
  Cash                                   $  1,017,365     $     8,953
                                         ------------     ------------
   Total Assets                          $   1,017,365    $     8,953
                                         ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                       $      12,900    $       900
                                         --------------   ------------
    Total Liabilities                           12,900            900

  Stockholders' Equity
    Common stock, authorized 50,000,000
    shares at $0.001 par value, issued
    and outstanding 13,000,000 shares
    and 200,000 shares, respectively
    after giving effect to a 60 to 1
    stock split effective April 7, 2000         13,000           200
    Additional paid in capital                 995,600         8,400
    Deficit accumulated during the
    development stage                           (4,135)         (547)
                                         --------------   -----------
  Total Stockholders' Equity             $   1,004,465    $    8,053


  Total Liabilities and Stockholder's
     Equity                              $    1,017,365   $    8,953
                                         ==============   ===========




                The accompanying notes are an integral part of
                          these financial statements.

                             Codatek Corp.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND DEFICIT
                 ACCUMULATED DURING DEVELOPMENT STAGE
               (WITH CUMULATIVE FIGURES FROM INCEPTION)

                                                                 FROM INCEPTION
                              JAN. 1, 2000 TO   JAN. 1, 1999 TO  DEC. 3, 1998 TO
                              SEPT. 30, 2000    SEPT. 30,1999    SEPT. 30, 2000
                              ---------------   ---------------  ---------------
INCOME                        $        11,412   $         353    $      11,765

EXPENSES
  Organizational expenses                   0               0              400
  Consulting                                0             500              500
  Administrative fees                   9,000               0            9,000
  Professional fees                     3,500              0             6,000
                              ---------------   -------------    --------------
Total expenses                         12,500             500           15,900

Net loss                               (1,088)           (147)   $      (4,135)
                                                                 ==============
Retained Earnings,
beginning of period                    (3,047)           (400)
                               ---------------   -------------

Deficit accumulated during
the development stage         $        (4,135)   $       (547)
                              ===============    =============

Earnings (loss) per share,
assuming dilution, after
giving effect to a 60 to 1
stock split effective
April 7, 2000:
Net loss                      $          0.00    $        0.00   $        0.00
                              ===============    ==============  =============

Weighted average shares
outstanding                         8,622,220          177,777       3,631,818
                              ===============    ============== ===============


                 The accompanying notes are an integral part of
                          these financial statements

                           Codatek Corp.
                  (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM DECEMBER 3, 1998, (DATE OF INCEPTION) TO
                         SEPTEMBER 30, 2000

                                  Common Stock        Additional
                            Shares         Amount     Paid-in
                                                      Capital         TOTAL
                           --------        --------   -----------     -------
Balance,
December 3, 1998                  0      $        0   $         0     $       0

Issuance of common stock
for cash December 1998      100,000             100             0          100
Less net loss                     0               0             0         (400)
                           --------       ---------   -----------   -----------
Balance,
December 31, 1998           100,000             100             0         (300)

Issuance of common stock
for cash March 1999         100,000             100         9,900       10,000
Less offering costs               0               0        (1,500)      (1,500)
Less net loss                     0               0             0       (2,647)
                           --------        --------    ----------    ----------
Balance,
December 31, 1999           200,000             200         8,400        5,553

Forward stock split
60 to 1, April 7, 2000   11,800,000          11,800       (11,800)           0

Issuance of common
stock for cash,
May, 2000                 1,000,000           1,000       999,000    1,000,000

Less net loss                     0               0             0       (1,088)
                           --------       ---------     ---------   -----------
Balance,
September 30, 2000       13,000,000      $   13,000    $  995,600   $1,004,465
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

                                 Codatek Corp.
                        (A DEVELOPMENT STAGE COMANY)
                          STATEMENTS OF CASH FLOWS
                  (WITH CUMULATIVE FIGURES FROM INCEPTION)

                                                                  FROM INCEPTION
                               JAN. 1, 2000 TO   JAN. 1,2000 TO   DEC. 3, 1998, TO
                               SEPT. 30, 2000    SEPT. 30, 1999   SEPT. 30, 2000
                               ---------------   --------------   ----------------
CASH FLOWS PROVIDED BY
OPERATION ACTIVITES
Net loss                       $    (1,088)     $        (147)    $     (5,047)
Adjustments to reconcile net
 loss to cash used by operating
 activity
     Accounts Payable               12,000                500          12,900
                                -----------     --------------    ------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                10,912                353           8,765

CASH FLOWS USED BY
INVESTING ACTIVITIES                     0                  0               0
                                -----------     --------------    ------------
  Net cash used by
  investing activities                   0                  0               0

CASH FLOWS FROM FINNANCING
ACTIVITIES
  Sale of common stock               1,000                100          13,000
  Paid-in capital increase         999,000              9,900         997,100
  Less offering costs                    0             (1,500)         (1,500)
                                 ----------     --------------    ------------

  NET CASH PROVIDED BY
  FINANCING ACTIVITIES           1,000,000              8,500       1,008,600
                                 ----------    --------------     -------------
  NET INCREASE IN CASH           1,010,912              8,853     $ 1,017,365
                                                                  =============

CASH AT BEGINNING OF PERIOD          6,453                100
                                 ----------     --------------
  CASH AT END OF PERIOD         $1,017,365      $       8,953
                                ===========     ==============


                  The accompanying notes are an integral part of
                         these financial statements.

                               Codatek Corp.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
               SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999




NOTE A  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company was incorporated on December 3, 1998, under the laws of the STATE of NEVADA. The business purpose of the Company is to research, design and development of computer software.

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

All of the above shares were issued pursuant to an exemption from registration statement requirements under Section 4(2) of the Securities Act.

                               Codatek Corp.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
               SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999
                            (Continued)




NOTE E    STOCK SPLIT

     On April 7, 2000, the Company approved a split of it's common stock at a ratio of 60 to 1 at $.001 par value. The 200,000 shares outstanding at $.001 par value increased to 12,000,000 shares at $.001 par value issued and outstanding. The number of shares of common stock authorized was unchanged at 50,000,000 with a par value of $.001 per share.