Form 10KSB
period 2000-12-31
CODATEK CORP
filed 2001-01-18
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB
Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO N/A

                       COMMISSION FILE NUMBER:  000-29427

                                 CODATEK CORP.
                          ----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                88-0412582
            ------                                ----------
       STATE OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                       Las Vegas Commerce Center
                   1350 East Flamingo Road, Suite 688
                        Las Vegas, Nevada  89119
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

                              (702) 630-2092
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X YES as to filing; (2) X Yes as to requirement.

As of December 31, 2000, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2000, and currently, the Registrant has outstanding approximately 13,000,000 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 14.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2000

                                     PART I

Item 1.  Description of Business........................3
Item 2.  Description of Property........................5
Item 3.  Legal Proceedings..............................5
Item 4.  Submission of matters to a Vote of
         Security Holders...............................6


                                     PART II

Item 5.  Market for Registrant's Common Equity &
         Related Stockholders' Matters..................6
Item 6.  Management's Discussion & Analysis of
         Financial Condition & Results of Operations....6
Item 7.  Financial Statements...........................9
Item 8.  Changes in and Disagreements with
         Accountants on Accounting & Financial
         Disclosure....................................10

                                    PART III

Item 9.  Directors & Executive Officers, Promoters
         & Control Persons, Compliance with
         Section 16 (a) of the Exchange Act............10
Item 10. Executive Compensation........................11
Item 11. Security Ownership of Certain Beneficial
         Owners & Management   ........................11
Item 12. Certain Relationships & Related
         Transactions..................................12
Item 13. Exhibits & Reports on Form 8-K................14

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

A.       GENERAL

     Codatek is a Nevada corporation formed on December 31, 1998. Its principal place of business is located at Las Vegas Commerce Center, 1350 East Flamingo Road, Suite 688, Las Vegas, NV 89119.

                               Business of Issuer

     Codatek Corp. was organized to engage in any lawful corporate business, including but not limited to, research, design and development of computer software technologies. The primary activity of Codatek Corp. currently involves the research, design and development of computer software. The Company has no current business operations.

EMPLOYEES

     The Company has no full time employees. The Company's President has agreed to allocate a portion of her time to the activities of the Registrant, without compensation. The President anticipates that the business plan of the Company can be implemented by her devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTIES

    The Company has no significant assets, property, or operating capital.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report. A notice of the completed reorganization, as described above, was mailed to all shareholders of record.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
        MATTERS

                               Market Information

     To the knowledge of current management, there is no public trading market for the Company's common stock.


                                     Holders

     At December 31, 2000, there were approximately 44 holders of record of the Company's common stock. As of December 31, 2000, there were approximately 13,000,000 shares outstanding.

                                    Dividends

     The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     As will be noted from the financial statements, the Company does not have any present revenues, income, or material tangible assets other than 1,022,378 in cash, which is now under deposit until required. No detailed analysis of operations can be completed until or unless the Company is successful in the development of its software technology.

                                Plan of Operation

      Codatek Corp plans to develop software that code and encode programs and or files. Codatek plans to implement this plan by internal development.


                           Forward-Looking Statements

     When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, forward sounding words or phrases such as "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties and are only reasonable projections of management based upon limited current information. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

                              Year 2000 Compliance

     At present, the Company only has access to a desktop PC to maintain its rudimentary accounting and check ledger entries. The Company has had this computer reviewed and has determined that it and its software programs are compatible with the change-over in the year 2000 and should not cause a problem.

     The year 2000 (hereafter Y2K) computer compliance problem is primarily based upon the fact that many computers and computer software programs may not be compatible with the year change from 1999 to the year 2000. As a result, many computer programs may fail or lose data as the millennium approaches. The Company has focused its concern on this Y2K problem in three general areas. First, computer programs and related software owned or used by the Company. Secondly, collateral equipment such as potential communication systems and other equipment that relies upon computer based components. Thirdly, Y2K problems which may occur within the industry in which the Company may become involved.

     As noted above, the Company has only access and use of a small desktop PC which is Y2K compatible and therefore, does not believe any further review or remedial work required to be Y2K compliant as to its in-house computer systems. The Company is adopting a policy that any computer system purchased will have to be warranted as Y2K compliant to be acquired by the Company.

     Since the Company has no equipment which is reliant upon computer based systems, it also has determined that it does not have any problem in the second category, but has adopted a policy that any collateral equipment, such as communication systems, that will have computer components will have to have a warranty or certification that they are Y2K compliant to be purchased or leased by the Company in the event of reorganization.

     The Company believes that the foregoing constitutes all reasonable efforts which may be taken and have been taken for Y2K compliance. If necessary the Company will appoint an officer having responsibility for Y2K compliance as part of the Company's due diligence efforts. To date, the Company has not expended any measurable resources on Y2K compliance.


ITEM 7. FINANCIAL STATEMENTS

         See attached financial statements.


ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

         The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

          Name                Age         Positions and Offices Held
          ----                ---         --------------------------

     Patricia Waite           59          President, Secretary, Treasurer
                                          and Director


     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

     Ms. Waite, operated a pottery mail order business from 1990 to 1996. Developed an interest in wine in Europe while on tour with husband in the US military. Formed Mount Merlot Estates in 1996. Retired from that business in 1998 to pursue current company.

                    Involvement in Certain Legal Proceedings

         None of the director/officers have been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

                Compliance With Section 16(a) of the Exchange Act

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).


ITEM 10. EXECUTIVE COMPENSATION

         During the last fiscal year, the Company's officer and director did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans or means to pay compensation to its officers and directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

     The following table sets forth each person known to Codatek Corp., as of December 31, 2000, to be a beneficial owner of five percent (5%) or more of Codatek Corp.'s common stock, by Codatek Corp.'s directors individually, and by all of the Codatek Corp.'s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares shown.


                 SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class    Name of         Shares                     Percentage
                  Owner           Beneficially               Ownership
                                  Owned

Common            None            None                          0%


                  SECURITY OWNERSHIP OF MANAGEMENT

Title of Class   Name of           Amount and Nature       Percent of
                 Benefial Owner    of Beneficial Owner     Class

Common           Patricia Wiate    0                       0
ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

     None.


ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

     (a)  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

3.1         Articles of Incorporation      Incorporated by reference to
                                           Exhibit 3.1 to the Registrant's
                                           Form 10-SB Registration
                                           Statement filed on March 1, 2001

3.2         Bylaws                         Incorporated by reference to
                                           Exhibit 3.2 to the Registrant's
                                           Form 10-SB Registration
                                           Statement filed on March 1, 2001

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the year ending December 31, 2000.





                           Codatek Corp.

                   (A Development Stage Company)

                        Financial Statements

              December 31, 2000 and December 31, 1999























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
                              (702) 871-3979


                      Independent Auditor's Report


To the Board of Directors and Stockholders of Codatek Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Codatek Corp., (a development stage company) as of December 31, 2000, and December 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, (date of reception) to December 31, 2000. These statements are the responsibility of Codatek Corp.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Codatek Corp., as December 31, 2000, and December 31, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.


David Coffey, CPA
Las Vegas, Nevada
January 10, 2001

                            Codatek Corp.
                    (A Development Stage Company)
                           Balance Sheets

                                         Dec. 31, 2000   Dec. 31, 1999
                                         -------------   -------------
ASSETS
  Cash                                   $  1,022,378     $     6,453
                                         ------------     ------------
   Total Assets                          $  1,022,378    $      6,453
                                         ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                       $      14,400    $       900
                                         --------------   ------------
    Total Liabilities                           14,400            900

  Stockholders' Equity
    Common stock, authorized 50,000,000
    shares at $0.001 par value, issued
    and outstanding 13,000,000 shares
    and 200,000 shares, respectively
    after giving effect to a 60 to 1
    stock split effective April 7, 2000         13,000           200
    Additional paid in capital                 995,600         8,400
    Deficit accumulated during the
    development stage                           (  622)       (3,047)
                                         --------------   -----------
  Total Stockholders' Equity             $   1,007,978    $    5,553


  Total Liabilities and Stockholder's
     Equity                              $    1,022,378   $    6,453
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

                                                                 FROM INCEPTION
                              Year Ended        Year Ended       DEC. 3, 1998 TO
                              Dec. 31, 2000     Dec. 31,1999     DEC. 31, 2000
                              ---------------   ---------------  ---------------
INCOME                        $        25,425   $         353    $      25,778

EXPENSES
  Organizational expenses                   0               0              400
  Consulting                                0             500              500
  Administrative fees                  18,000               0           18,000
  Professional fees                     5,000           2,500            8,500
                              ---------------   -------------    --------------
Total expenses                         23,000           3,000           25,400

Net loss                                2,425          (2,647)   $        (622)
                                                                 ==============
Retained Earnings,
beginning of period                    (3,047)           (400)
                               ---------------   -------------

Deficit accumulated during
the development stage         $        (  622)   $     (3,047)
                              ===============    =============

Earnings (loss) per share,
assuming dilution, after
giving effect to a 60 to 1
stock split effective
April 7, 2000:
Net loss                      $          0.00    $       (0.01)   $        0.00
                              ===============    ==============  =============

Weighted average shares
outstanding                         9,716,667          183,333       4,756,000
                              ===============    ============== ===============


                 The accompanying notes are an integral part of
                          these financial statements

                           Codatek Corp.
                  (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM DECEMBER 3, 1998, (DATE OF INCEPTION) TO
                         DECEMBER 31, 2000

                                  Common Stock        Additional  Deficit        TOTAL
                            Shares         Amount     Paid-in     accumulated
                                                      Capital     during the
                                                                  Development
                                                                  Stage
                           --------        --------   ----------  -----------   --------
Balance,
December 3, 1998                  0      $        0   $         0  $       0  $      0

Issuance of common stock
for cash December 1998      100,000             100             0          0       100
Less net loss                     0               0             0       (400)     (400)
                           --------       ---------   -----------  ----------  ---------
Balance,
December 31, 1998           100,000             100             0       (400)      (300)

Issuance of common stock
for cash March 1999         100,000             100         9,900          0     10,000
Less offering costs               0               0        (1,500)         0     (1,500)
Less net loss                     0               0             0     (2,647)    (2,647)
                           --------        --------    ----------  ----------  ---------
Balance,
December 31, 1999           200,000             200         8,400     (3,047)     5,553

Forward stock split
60 to 1, April 7, 2000   11,800,000          11,800       (11,800)         0          0

Issuance of common
stock for cash,
May, 2000                 1,000,000           1,000       999,000          0  1,000,000

Less net loss                     0               0             0      2,425      2,425
                           --------       ---------     ---------  -----------
Balance,
December 31, 2000       13,000,000      $   13,000    $   995,600       (622) $1,007,978
                        ===========      ==========    ==========  ========== ==========


                     The accompanying notes are an integral part of
                           these financial statements.

                                 Codatek Corp.
                        (A DEVELOPMENT STAGE COMANY)
                          STATEMENTS OF CASH FLOWS
                  (WITH CUMULATIVE FIGURES FROM INCEPTION)

                                                                  FROM INCEPTION
                               Year ended        Year Ended       DEC. 3, 1998, TO
                               Dec. 31, 2000     Dec. 31, 1999    Dec. 31, 2000
                               ---------------   --------------   ----------------
CASH FLOWS PROVIDED BY
OPERATION ACTIVITES
Net Income (loss)              $     2,425      $       (2,647)    $    (  622)
Adjustments to reconcile net
 loss to cash used by operating
 activity
     Accounts Payable Increase      13,500                500          14,400
                                -----------     --------------    ------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                15,925              (2,147)        13,778

CASH FLOWS USED BY
INVESTING ACTIVITIES                     0                  0               0
                                -----------     --------------    ------------
  Net cash used by
  investing activities                   0                  0               0

CASH FLOWS FROM FINNANCING
ACTIVITIES
  Sale of common stock               1,000                100          13,000
  Paid-in capital increase         999,000              9,900         997,100
  Less offering costs                    0             (1,500)         (1,500)
                                 ----------     --------------    ------------
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES           1,000,000              8,500       1,008,600
                                 ----------    --------------     -------------
  NET INCREASE IN CASH           1,015,925              6,353     $ 1,022,378
                                                                  =============

CASH AT BEGINNING OF PERIOD          6,453                100
                                 ----------     --------------
  CASH AT END OF PERIOD         $1,022,378      $       6,453
                                ===========     ==============


                  The accompanying notes are an integral part of
                         these financial statements.

                               Codatek Corp.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
               DECEMBER 31, 2000, AND DECEMBER 31, 1999




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

                               Codatek Corp.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
               DECEMBER 31, 2000, AND DECEMBER 31, 1999
                            (Continued)




NOTE E    STOCK SPLIT

     On April 7, 2000, the Company approved a split of it's common stock at a ratio of 60 to 1 at $.001 par value. The 200,000 shares outstanding at $.001 par value increased to 12,000,000 shares at $.001 par value issued and outstanding. The number of shares of common stock authorized was unchanged at 50,000,000 with a par value of $.001 per share.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 CODATEK CORP.


Dated:  January 17, 2001         By: /s/ Patricia Waite
                                         Patricia Waite


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                    DATE


/s/ Patricia Wiate            President, Treasurer,      January 17, 2001
Patricia Wiate                Secretary and Director