Form 10QSB
period 2001-03-30
CODATEK CORP
filed 2001-05-15
CIK 1080750

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

                            (702) 562-4180
         Registrant's telephone number, including area code


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

At the end of the quarter ending March 31, 2001 there were 12,000,000 issued and outstanding shares of the registrants common stock.

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

None

Item 5.   Other Information.

On March 2, 2001, the Company repurchased and cancelled the 1,000,000 shares of its common stock which had been sold on May 10, 2000.

Item 6.   Exhibits and Reports

Audited Financial Statements as of March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Codatek Corp.


Dated:  May 14, 2001                      By: /s/ Patricia Wiate
                                          Patricia Wiate, President

                           Codatek Corp.

                   (A Development Stage Company)

                        Financial Statements

              March 31, 2001 and March 31, 2000

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

                              David E. Coffey
                       Certified Public Accountant
                       3651 Lindell Road, Suite I
                           Las Vegas, NV  89103
                              (702) 871-3979


                      Independent Auditor's Report


To the Board of Directors and Stockholders of Codatek Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Codatek Corp., (a development stage company) as of March 31, 2001, and March 31, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, (date of reception) to March 31, 2001.
These statements are the responsibility of Codatek Corp.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Codatek Corp., as March 31, 2000, and March 31, 2000, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.


David Coffey, CPA
Las Vegas, Nevada
May 10, 2001

                            Codatek Corp.
                    (A Development Stage Company)
                           Balance Sheets



                                        March 31, 2001   March 31, 2000
                                         -------------   -------------
ASSETS
  Cash                                   $        194     $     6,453
  Accounts receivable                           7,142               0
                                         ------------     ------------
   Total Assets                          $       7,336    $     6,453
                                         ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                       $         900    $     1,900
                                         --------------   ------------
    Total Liabilities                              900          1,900

  Stockholders' Equity
    Common stock, authorized 50,000,000
    shares at $0.001 par value, issued
    and outstanding 12,000,000 shares
    and 200,000 shares, respectively
    after giving effect to a 60 to 1
    stock split effective April 7, 2000         12,000           200
    Additional paid in capital                  (3,400)        8,400
    Deficit accumulated during the
    development stage                           (2,164)       (4,047)
                                         --------------   -----------
  Total Stockholders' Equity             $       6,436   $     4,553


  Total Liabilities and Stockholder's
     Equity                              $        7,336   $    6,453
                                         ==============   ===========




                The accompanying notes are an integral part of
                          these financial statements.

                             Codatek Corp.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND DEFICIT
                 ACCUMULATED DURING DEVELOPMENT STAGE
               (WITH CUMULATIVE FIGURES FROM INCEPTION)

                              Three months ending March 31,      FROM INCEPTION
                                                                 DEC. 3, 1998 TO
                                    2001             2000        MARCH 31, 2000
                              ---------------   ---------------  ---------------
INCOME                        $         9,458   $           0    $      35,236

EXPENSES
  Organizational expenses                   0               0              400
  Consulting                                0             500              500
  Administrative fees                   9,000               0           27,000
  Professional fees                     2,000           1,000            9,500
                              ---------------   -------------    --------------
Total expenses                         11,000           1,000           37,400

Net loss                               (1,542)         (1,000)   $      (2,164)
                                                                 ==============
Retained Earnings,
beginning of period                    (  622)         (3,047)
                               ---------------   -------------

Deficit accumulated during
the development stage         $        (2,164)   $     (4,047)
                              ===============    =============

Earnings (loss) per share,
assuming dilution, after
giving effect to a 60 to 1
stock split effective
April 7, 2000:
Net loss                      $          0.00    $        0.00   $        0.00
                              ===============    ==============  =============

Weighted average shares
outstanding                        12,666,667          200,000       5,603,571
                              ===============    ============== ===============


                 The accompanying notes are an integral part of
                          these financial statements

                           Codatek Corp.
                  (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM DECEMBER 3, 1998, (DATE OF INCEPTION) TO
                         MARCH 31, 2001

                                                                 Deficit
                                                                 Accumulated
                               Common Stock        Additional   during the
                            Shares     Amount     Paid-in      development
                                                    Capital      stage
Total
                           --------    --------   -----------  -----------   ---
-------
Balance,
December 3, 1998                  0    $        0  $         0  $       0   $
0

Issuance of common stock
for cash December 1998      100,000           100            0          0
100
Less net loss                     0             0            0       (400)
(400)
                           --------     ---------  -----------  ---------   ----
-------
Balance,
December 31, 1998           100,000           100            0       (400)
(300)

Issuance of common stock
for cash March 1999         100,000           100        9,900          0
10,000
Less offering costs               0             0       (1,500)         0
(1,500)
Less net loss                     0             0            0     (2,647)
(2,647)
                           --------     ---------  -----------  ----------
Balance,
December 31, 1999           200,000           200        8,400     (3,047)
5,553

Forward stock split
60 to 1, April 7, 2000   11,800,000        11,800      (11,800)         0
0

Issuance of common
stock for cash,
May, 2000                 1,000,000         1,000      995,600       (622)
1,007,978
Less net loss                     0             0            0      2,425
2,425
                         ----------     ---------  -----------  ----------  ----
-------

Balance, Dec. 31, 2000   13,000,000        13,000      995,600       (622)
1,007,978

Redemption of shares,
March, 2001              (1,000,000)       (1,000)    (999,000)         0
(1,000,000)
Less net loss                     0             0            0     (1,542)
(1,542)
                         -----------     ---------  -----------  ---------  ----
-------
Balance,
March 31, 2001           12,000,000      $  12,000  $   (3,400)  $ (2,164)  $
6,436
                        ===========      ========== ==========   =========
===========

                     The accompanying notes are an integral part of
                           these financial statements.

                                 Codatek Corp.
                        (A DEVELOPMENT STAGE COMANY)
                          STATEMENTS OF CASH FLOWS
                  (WITH CUMULATIVE FIGURES FROM INCEPTION)

                               Three months ending March 31,      FROM INCEPTION
                                                                  DEC. 3, 1998,
TO
                                    2001              2000        MARCH 31, 2000
                               ---------------   --------------   --------------
--
CASH FLOWS PROVIDED BY
OPERATION ACTIVITES
Net Income (loss)              $    (1,542)     $      (1,000)    $     (2,164)
Adjustments to reconcile net
 loss to cash used by operating
 activity
  Accounts receivable increase      (7,142)                 0           (7,142)
  Accounts payable increase
    (decrease)                     (13,500)             1,000              900
                                -----------     --------------    ------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES               (22,184)                 0           (8,406)
CASH FLOWS USED BY
INVESTING ACTIVITIES                     0                  0                0
                                -----------     --------------    ------------
  NET CASH USED BY
  INVESTING ACTIVITIES                   0                  0                0

CASH FLOWS FROM FINNANCING
ACTIVITIES
  Sale of common stock                   0                  0          13,000
  Redemption of common stock        (1,000)                 0          (1,000)
  Paid-in capital increase        (999,000)                 0          (1,900)
  Less offering costs                    0                  0          (1,500)
                                 ----------     --------------    ------------
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES          (1,000,000)                 0           8,600
                                -----------    --------------     ------------
  NET INCREASE IN CASH          (1,022,184)                 0     $       194
                                                                  ============
CASH AT BEGINNING OF PERIOD      1,022,378              6,453
                                 ----------     --------------
  CASH AT END OF PERIOD         $      194      $       6,453
                                ===========     ==============


                  The accompanying notes are an integral part of
                         these financial statements.

                               Codatek Corp.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
               MARCH 31, 2001, AND MARCH 31, 2000




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

                               Codatek Corp.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
               MARCH 31, 2001, AND MARCH 31, 2000
                            (Continued)




NOTE E    STOCK SPLIT

     On April 7, 2000, the Company approved a split of it's common stock at a ratio of 60 to 1 at $.001 par value. The 200,000 shares outstanding at $.001 par value increased to 12,000,000 shares at $.001 par value issued and outstanding. The number of shares of common stock authorized was unchanged at 50,000,000 with a par value of $.001 per share.

NOTE F     REDEMPTION OF COMMON STOCK

     On March 2, 2001, the Company repurchased and cancelled the 1,000,000 shares of its common stock which had been sold on May 20, 2000.