Form 10QSB
period 2001-06-30
CODATEK CORP
filed 2001-08-10
CIK 1080750

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


                             Tundra Group HSE
                         8275 South Eastern Avenue
                          Las Vegas, Nevada 89123
                  (Address of Principal Executive Office)

                            (702) 938-0460
         Registrant's telephone number, including area code


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

At the end of the quarter ending June 30, 2001 there were 12,000,000 issued and outstanding shares of the registrants common stock.

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

None

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports

Audited Financial Statements as of June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Codatek Corp.


Dated:  August 8, 2001            By: /s/ Ian McIntyre
                                          Ian McIntyre,
                                          President/Secretary and Treasurer

                           Codatek Corp.

                   (A Development Stage Company)

                        Financial Statements

                 June 30, 2001 and June 30, 2000

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
                              (702) 871-3979


                      Independent Auditor's Report


To the Board of Directors and Stockholders of Codatek Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Codatek Corp., (a development stage company) as of June 30, 2001, and June 30, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, (date of reception) to June 30, 2001.
These statements are the responsibility of Codatek Corp.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Codatek Corp., as June 30, 2001, and June 30, 2000, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.


David Coffey, CPA
Las Vegas, Nevada
July 10, 2001

                            Codatek Corp.
                    (A Development Stage Company)
                           Balance Sheets


                                        June 30, 2001       June 30, 2000
                                        -------------       -------------
ASSETS
  Cash                                   $        196       $  1,006,453
  Accounts receivable                           7,142                  0
                                         ------------       ------------
   Total Assets                          $      7,338       $  1,006,453
                                         =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                       $      2,400       $      2,900
                                         -------------      -------------
    Total Liabilities                           2,400              2,900

  Stockholders' Equity
    Common stock, authorized 50,000,000
    shares at $0.001 par value, issued
    and outstanding 12,000,000 shares
    and 13,000,000 shares, respectively
    after giving effect to a 60 to 1
    stock split effective April 7, 2000        12,000            13,000
    Additional paid in capital                 (3,400)          995,600
    Deficit accumulated during the
    development stage                          (3,662)           (5,047)
                                         --------------      -----------
  Total Stockholders' Equity             $      4,938        $1,003,553


  Total Liabilities and Stockholder's
     Equity                              $      7,338        $1,006,453
                                         ==============      ===========



                The accompanying notes are an integral part of
                          these financial statements.

                             Codatek Corp.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND DEFICIT
                 ACCUMULATED DURING DEVELOPMENT STAGE
               (WITH CUMULATIVE FIGURES FROM INCEPTION)

                                     Six months ending        FROM INCEPTION
                                          June 30,            DEC. 3, 1998 TO
                                    2001          2000        JUNE 30, 2001
                              -------------   ------------    ---------------
INCOME                        $      9,460    $        0        $    35,238

EXPENSES
  Organizational expenses                0             0                400
  Consulting                             0             0                500
  Administrative fees                9,000             0             27,000
  Professional fees                  3,500         2,000             11,000
                              -------------    ----------       ------------
Total expenses                      12,500         2,000             38,900

Net loss                            (3,040)       (2,000)       $    (3,662)
                                                                ============
Retained Earnings,
beginning of period                   (622)       (3,047)
                               ------------    ----------

Deficit accumulated during
the development stage         $     (3,662)    $  (5,047)
                              =============    ==========

Earnings (loss) per share,
assuming dilution, after
giving effect to a 60 to 1
stock split effective
April 7, 2000:
Net loss                      $        0.00    $      0.00      $      0.00
                              =============    ============     ============

Weighted average shares
outstanding                      12,333,333      6,433,333        7,448,387
                              ===============  ===========      ============


                 The accompanying notes are an integral part of
                          these financial statements

                                   Codatek Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM DECEMBER 3, 1998, (DATE OF INCEPTION) TO
                                  JUNE 30, 2001

                                                               Deficit
                                                               Accumulated
                               Common Stock       Additional   during the
                            Shares     Amount     Paid-in      development
                                                  Capital      stage          Total
                           --------    --------   -----------  -----------  ----------
Balance,
December 3, 1998                  0    $        0  $         0  $       0   $        0

Issuance of common stock
for cash December 1998      100,000           100            0          0          100
Less net loss                     0             0            0       (400)        (400)
                           --------     ---------  -----------  ---------   -----------
Balance,
December 31, 1998           100,000           100            0       (400)        (300)

Issuance of common stock
for cash March, 1999        100,000           100        9,900          0       10,000
Less offering costs               0             0       (1,500)         0       (1,500)
Less net loss                     0             0            0     (2,647)      (2,647)
                           --------     ---------  -----------  ----------
Balance,
December 31, 1999           200,000           200        8,400     (3,047)       5,553

Forward stock split
60 to 1, April 7, 2000   11,800,000        11,800      (11,800)         0            0

Issuance of common
stock for cash,
May, 2000                 1,000,000         1,000      999,000          0    1,000,000
Less net loss                     0             0            0      2,425        2,425
                         ----------     ---------  -----------  ----------  -----------

Balance, Dec. 31, 2000   13,000,000        13,000      995,600       (622)   1,007,978

Redemption of shares,
March, 2001              (1,000,000)       (1,000)    (999,000)         0   (1,000,000)
Less net loss                     0             0            0     (3,040)      (3,040)
                         -----------     ---------  -----------  ---------  -----------
Balance,
June 30, 2001           12,000,000      $  12,000  $   (3,400)  $  (3,662)  $    4,938
                        ===========      ========== ==========  ==========  ===========

                     The accompanying notes are an integral part of
                           these financial statements.

                                 Codatek Corp.
                        (A DEVELOPMENT STAGE COMANY)
                          STATEMENTS OF CASH FLOWS
                  (WITH CUMULATIVE FIGURES FROM INCEPTION)

                                     Six months ending         FROM INCEPTION
                                         June 30,              DEC. 3, 1998, TO
                                     2001          2000        JUNE 30, 2001
                                 ------------   -----------    ----------------
CASH FLOWS PROVIDED BY
OPERATION ACTIVITES
Net Income (loss)                $    (3,040)   $    (2,000)     $    (3,662)
Adjustments to reconcile net
 loss to cash used by operating
 activity
  Accounts receivable increase        (7,142)             0           (7,142)
  Accounts payable increase
    (decrease)                       (12,000)         2,000            2,400
                                  -----------     ----------      -----------
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES               (22,184)             0           (8,404)
CASH FLOWS USED BY
INVESTING ACTIVITIES                       0              0                0
                                  -----------     ----------      -----------
  NET CASH USED BY
  INVESTING ACTIVITIES                     0              0                0

CASH FLOWS FROM FINNANCING
ACTIVITIES
  Sale of common stock                     0          1,000          13,000
  Redemption of common stock          (1,000)             0          (1,000)
  Paid-in capital                   (999,000)       999,000          (1,900)
  Less offering costs                      0              0          (1,500)
                                   ----------     ----------      ----------
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES            (1,000,000)     1,000,000           8,600
                                  -----------     ----------      ----------
  NET INCREASE IN CASH            (1,022,184)     1,000,000       $     196
                                                                  ==========
CASH AT BEGINNING OF PERIOD        1,022,378          6,453
                                  -----------     ----------
  CASH AT END OF PERIOD           $      196     $1,006,453
                                  ===========    ===========

                  The accompanying notes are an integral part of
                         these financial statements.

                               Codatek Corp.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
                   JUNE 30, 2001, AND JUNE 30, 2000




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


NOTE D  SALE OF COMMON STOCK

     On March 23, 1999 the Company issued 100,000 shares of its common stock at $.10 per share for $10,000 cash. On May 10, 2000, the Company sold in a private placement 1,000,000 shares of common stock at $1.00 per share for a total of $1,000,000. The net proceeds of the sales will be used to engage in the research, design, and development of computer software.

All of the above shares were issued pursuant to an exemption from registration statement requirements under Section 4(2) of the Securities Act.

                               Codatek Corp.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
                   JUNE 30, 2001, AND JUNE 30, 2000
                            (Continued)




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