Form 10QSB
period 2001-09-30
CODATEK CORP
filed 2001-11-19
CIK 1080750

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

At the end of the quarter ending September 30, 2001 there were 12,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


The Audited financial statements for the period ending September 30, 2001.



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
                              (702) 871-3979


                      Independent Auditor's Report


To the Board of Directors and Stockholders of Codatek Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Codatek Corp., (a development stage company) as of September 30, 2001, and September 30, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, (date of reception) to September 30, 2001. These statements are the responsibility of Codatek Corp.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Codatek Corp., as September 30, 2001, and September 30, 2000, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.


David Coffey, CPA
Las Vegas, Nevada
November 2, 2001

                                  Codatek Corp.
                          (A Development Stage Company)
                                 Balance Sheets


                                        Sept. 30, 2001       Sept. 30, 2000
                                        --------------       --------------
ASSETS
  Cash                                   $        198        $  1,017,365
  Accounts receivable                           7,142                   0
                                         ------------        ------------
   Total Assets                          $      7,340        $  1,017,365
                                         =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                       $      3,975        $     12,900
                                         -------------       -------------
    Total Liabilities                           3,975              12,900

  Stockholders' Equity
    Common stock, authorized 50,000,000
    shares at $0.001 par value, issued
    and outstanding 12,000,000 shares
    and 13,000,000 shares, respectively
    after giving effect to a 60 to 1
    stock split effective April 7, 2000        12,000             13,000
    Additional paid in capital                 (3,400)           995,600
    Deficit accumulated during the
    development stage                          (5,235)            (4,135)
                                         --------------       -----------
  Total Stockholders' Equity             $      3,365         $1,004,465


  Total Liabilities and Stockholder's
     Equity                              $      7,340         $1,017,365
                                         ==============       ===========



                The accompanying notes are an integral part of
                          these financial statements.

                             Codatek Corp.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND DEFICIT
                 ACCUMULATED DURING DEVELOPMENT STAGE
               (WITH CUMULATIVE FIGURES FROM INCEPTION)

                                    Nine months ending        FROM INCEPTION,
                                       September 30,          DEC. 3, 1998 TO
                                    2001          2000        SEPT. 30, 2001
                              -------------   ------------    ---------------
INCOME                        $      9,462    $   11,412        $    35,240

EXPENSES
  Organizational expenses                0             0                400
  Consulting                             0             0                500
  Service Fees                          75             0                 75
  Administrative fees                9,000         9,000             27,000
  Professional fees                  5,000         3,500             12,500
                              -------------    ----------       ------------
Total expenses                      14,075        12,500             40,475

Net loss                            (4,613)       (1,088)       $    (5,235)
                                                                ============
Retained Earnings,
beginning of period                   (622)       (3,047)
                               ------------    ----------

Deficit accumulated during
the development stage         $     (5,235)    $  (4,135)
                              =============    ==========

Earnings (loss) per share,
assuming dilution, after
giving effect to a 60 to 1
stock split effective
April 7, 2000:
Net loss                      $       0.00     $     0.00      $      0.00
                              =============    ===========     ============

Weighted average shares
outstanding                     12,222,222      8,622,220        7,144,118
                              =============    ===========     ============


                 The accompanying notes are an integral part of
                          these financial statements

                                   Codatek Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM DECEMBER 3, 1998, (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001

                                                               Deficit
                                                               Accumulated
                               Common Stock       Additional   during the
                            Shares     Amount     Paid-in      development
                                                  Capital      stage          Total
                           --------    --------   -----------  -----------  ----------
Balance,
December 3, 1998                  0    $        0  $         0  $       0   $        0

Issuance of common stock
for cash Dec. 31, 1998      100,000           100            0          0          100
Less net loss                     0             0            0       (400)        (400)
                           --------     ---------  -----------  ---------   -----------
Balance,
December 31, 1998           100,000           100            0       (400)        (300)

Issuance of common stock
for cash March, 23 1999     100,000           100        9,900          0       10,000
Less offering costs               0             0       (1,500)         0       (1,500)
Less net loss                     0             0            0     (2,647)      (2,647)
                           --------     ---------  -----------  ----------
Balance,
December 31, 1999           200,000           200        8,400     (3,047)       5,553

Forward stock split
60 to 1, April 7, 2000   11,800,000        11,800      (11,800)         0            0

Issuance of common
stock for cash,
May 10, 2000              1,000,000         1,000      999,000          0    1,000,000
Less net loss                     0             0            0      2,425        2,425
                         ----------     ---------  -----------  ----------  -----------

Balance, Dec. 31, 2000   13,000,000        13,000      995,600       (622)   1,007,978

Redemption of shares,
March, 2001              (1,000,000)       (1,000)    (999,000)         0   (1,000,000)
Less net loss                     0             0            0     (4,613)      (4,613)
                         -----------     ---------  -----------  ---------  -----------
Balance,
Sept. 30, 2001           12,000,000      $ 12,000   $   (3,400)  $  (5,235)  $    3,315
                         ===========     =========  ===========  ==========  ===========

                     The accompanying notes are an integral part of
                           these financial statements.

                                 Codatek Corp.
                        (A DEVELOPMENT STAGE COMANY)
                          STATEMENTS OF CASH FLOWS
                  (WITH CUMULATIVE FIGURES FROM INCEPTION)

                                    Nine months ending         FROM INCEPTION
                                       September 30,           DEC. 3, 1998, TO
                                     2001          2000        SEPT. 30, 2001
                                 ------------   -----------    ----------------
CASH FLOWS PROVIDED BY
OPERATION ACTIVITES
Net Income (loss)                $    (4,613)   $    (1,088)     $    (5,235)
Adjustments to reconcile net
 loss to cash used by operating
 activity
  Accounts receivable increase        (7,142)             0           (7,142)
  Accounts payable increase
    (decrease)                       (10,425)        12,000            3,975
                                  -----------     ----------      -----------
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES               (22,180)        10,912           (8,402)
CASH FLOWS USED BY
INVESTING ACTIVITIES                       0              0                0
                                  -----------     ----------      -----------
  NET CASH USED BY
  INVESTING ACTIVITIES                     0              0                0

CASH FLOWS FROM FINNANCING
ACTIVITIES
  Sale of common stock                     0          1,000           13,000
  Redemption of common stock          (1,000)             0           (1,000)
  Paid-in capital                   (999,000)       999,000           (1,900)
  Less offering costs                      0              0           (1,500)
                                   ----------     ----------       ----------
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES            (1,000,000)     1,000,000            8,600
                                  -----------     ----------       ----------
  NET INCREASE IN CASH            (1,022,180)     1,010,912        $     198
                                                                   ==========
CASH AT BEGINNING OF PERIOD        1,022,378          6,453
                                  -----------     ----------
  CASH AT END OF PERIOD           $      198     $1,017,365
                                  ===========    ===========

                  The accompanying notes are an integral part of
                         these financial statements.

                             Codatek Corp.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
               SEPTEMBER 30, 2001, AND SEPTEMBER 30, 2000




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


NOTE D  SALE OF COMMON STOCK

     On December 31, 1998 the Company sold 100,000 shares of its common stock at $.001 per share for $100. The proceeds were to be used for working capital.

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

                               Codatek Corp.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
              SEPTEMBER 30, 2001, AND SEPTEMBER 30, 2000
                            (Continued)




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

None.

Item 2.   Changes in Securities

None

Item 3.   Default Upon Senior Securities

None.

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Codatek Corp.


Dated:  November 19, 2001            By: /s/ Ian McIntyre
                                             Ian McIntyre,
                                             President/Secretary and Treasurer