Form 10KSB
period 2001-12-31
CODATEK CORP
filed 2002-05-01
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2001
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO N/A

COMMISSION FILE NUMBER: 000-29427

CODATEK CORP.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
NEVADA	88-0412582
STATE OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

Tundra Group HSE

8275 South Eastern Avenue

Las Vegas, Nevada 89123

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

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

As of December 31, 2001, and extended to the filing date of this Report, the aggregate value of the voting stock held by non affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2001, and currently, the Registrant has outstanding approximately 12,000,000 shares of common stock ($.001 par value). An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 14.


TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2001

PART I

PART II
Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters	6
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations	6
Item 7.	Financial Statements	9
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure	10

PART III


PART I.

ITEM 1. DESCRIPTION OF BUSINESS

A. GENERAL

Codatek is a Nevada corporation formed on December 31, 1998. Its principal place of business is located at 8275 South Eastern Avenue, Las Vegas, NV 89123.

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

Holders

At December 31, 2001, there were approximately 44 holders of record of the Company's common stock. As of December 31, 2001, there were approximately 12,000,000 shares outstanding.

Dividends

The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL

CONDITION & RESULTS OF OPERATIONS

As will be noted from the financial statements, the Company does not have any present revenues, income, or material tangible assets other than $299.00 in cash, which is now under deposit until required. No detailed analysis of operations can be completed until or unless the Company is successful in the development of its software technology.

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

Year 2000 Compliance

At present, the Company only has access to a desktop PC to maintain its rudimentary accounting and check ledger entries. The Company has had this computer reviewed and has determined that it and its software programs are compatible with the changeover in the year 2000 and should not cause a problem.

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

ITEM 7. FINANCIAL STATEMENTS

See attached audited financial statements.

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING & FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL

PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT

The Directors and Officers of the Company are as follows:

Name Age Positions and Offices Held

Ian McIntyre 59 President, Secretary, Treasurer and Director

Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

Ian McIntyre, President, Secretary, Treasurer and Director

Mr. McIntyre, sole officer and director, was educated in Toronto, Canada. Mr. McIntyre pursued a career in engineering before getting into computers and video games in 1990. Since 1990 he has been a consultant in the computer game industry before being appointed as President of the company in 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

& MANAGEMENT

The following table sets forth each person known to Codatek Corp., as of December 31, 2001, to be a beneficial owner of five percent (5%) or more of Codatek Corp.'s common stock, by Codatek Corp.'s directors individually, and by all of the Codatek Corp.'s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS
Title of Class	Name of Owner	Shares Beneficially Owned	Percentage Ownership
Common	None	None	0%

SECURITY OWNERSHIP OF MANAGEMENT
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	None	0	0%

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

(a) EXHIBITS.
Exhibit Number	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB Registration Statement filed on March 1, 2001
3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB Registration Statement filed on March 1, 2001

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the year ending December 31, 2001.

CODATEK CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND DECEMBER 31, 2000

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheets	2
Statements of Operations and Deficit Accumulated During the Development Stage	3
Statement of Changes in Stockholders' Equity	4
Statements of Cash Flows	5
Notes to the Financial Statements	6-7

David E. Coffey, 3651 Lindell Road, Suite I, Las Vegas, Nevada 89103
Certified Public Accountant Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
of Codatek Corp.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Codatek Corp. (a development stage company) as of December 31, 2001 and December 31, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to December 31, 2001. These statements are the responsibility of Codatek Corp.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Codatek Corp. as of December 31, 2001 and December 31, 2000 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998. in conformity with generally accepted accounting principles.

David E. Coffey, C. P. A.
Las Vegas, Nevada
April 5, 2002

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2001	December 31, 2000
ASSETS
Cash	$ 299 ----------------	$1,022,378 ---------------
Total Assets	$ 299 ==========	$1,022,378 ========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$ 14,475 --------------	$ 14,400 ---------------
Total Liabilities	14,475	14,400
Stockholders' Equity
Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 12,000,000 shares and 13,000,000 shares, respectively, after giving effect to a 60 for 1 stock split effective April 7, 2000	12,000	13,000
Additional paid-in capital	(19,442)	995,600
Deficit accumulated during the development stage	(6,734) ----------------	(622) ----------------
Total Stockholders' Equity	(14,176)	1,007,978
Total Liabilities and Stockholders' Equity	$ 299 =========	$ 1,022,378 ==========

The accompanying notes are an integral part of these financial statements

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )
	Year ending December 31,		From Inception, Dec. 3, 1998 to Dec. 31, 2001 ----------------------
	2001 ----------------------	2000 ----------------------
Interest income	$9,463	$25,425	$35,241
Expenses
Organizational expenses	0	0	400
Consulting	0	0	500
Service fees	75	0	75
Administrative fees	9,000	18,000	27,000
Professional fees	6,500 -----------------------	5,000 -----------------------	14,000 -----------------------
Total expenses	15,575	23,000	41,975
Net loss	(6,112)	2,425	$(6,734) ===========
Retained earnings, beginning of period	(622) -----------------------	(3,047) -----------------------
Deficit accumulated during the development stage
	$(6,734) ============	$(622) ============
Earnings ( loss ) per share, assuming dilution, after giving effect to a 60 for 1 stock split effective April 7, 2000: Net loss

	$0.00 ============	$0.00 ============	$0.00 ============
Weighted average shares outstanding
	12,166,667 ============	9,716,667 ============	7,159,459 ============
The accompanying notes are an integral part of these financial statements.

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998 ( Date of Inception ) TO DECEMBER 31, 2001
	Common Stock		Additional Paid-in Capital --------------	Deficit accumulated during the development stage -------------------	Total ----------------
	Shares --------------	Amount ------------

Balance, December 3, 1998	0	$0	$0	$0	$0
Issuance of common stock for cash, December 31, 1998
	100,000	100	0	0	100
Less net loss	0 -----------	0 ---------	0 -----------	(400) ---------------	(400) -----------
Balance, December 31, 1998	100,000	100	0	(400)	(300)
Issuance of common stock for cash, March 23, 1999
	100,000	100	9,900	0	10,000
Less offering costs	0	0	(1,500)	0	(1,500)
Less net loss	0 -------------	0 ------------	0 --------------	(2,647) -------------------	(2,647) --------------
Balance, December 31, 1999	200,000	200	8,400	(3,047)	5,553
Forward stock split 60 for 1, April 7, 2000
	11,800,000	11,800	(11,800)	0	0
Issuance of common stock for cash, May 10, 2000
	1,000,000	1,000	999,000	0	1,000,000
Less net loss	0 ---------------	0 ------------	0 --------------	2,425 -------------------	2,425 --------------
Balance, December 31, 2000	13,000,000	13,000	995,600	(622)	1,007,978
Rescission of share issuance, March 2, 2001
	(1,000,000)	(1,000)	(1,015,042)	0	(1,016,042)
Less net loss	0 ---------------	0 ------------	0 --------------	(6,112) -------------------	(6,112) --------------
Balance, December 31, 2001	12,000,000 ========	$12,000 =======	$(19,442) ========	$(6,734) ===========	$(14,176) ========
The accompanying notes are an integral part of these financial statements

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )
	Year ending December 31,		From Inception, Dec. 3, 1998, to Dec. 31, 2001 --------------------------
	2001 -----------------------	2000 -----------------------
CASH FLOWS PROVIDED BY PERATING ACTIVITIES
Net Income (Loss)	$(6,112)	$2,425	$(6,734)
Adjustments to reconcile net loss to cash used by operating activity Accounts payable increase (decrease)
	75 ---------------	13,500 ---------------	14,475 ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(6,037)	15,925	7,741
CASH FLOWS USED BY INVESTING ACTIVITIES	0 ---------------	0 ---------------	0 ------------------
NET CASH USED BY INVESTING ACTIVITIES	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	1,000	13,000
Redemption of common stock	(1,000)	0	(1,000)
Paid-in capital	(1,015,042)	999,000	(17,942)
Less offering costs	0 ----------------------	0 ---------------	(1,500) ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,016,042) ----------------------	1,000,000 ---------------	(7,442) -----------------
NET INCREASE IN CASH	(1,022,079)	1,015,925	$299 ===========
CASH AT BEGINNING OF PERIOD	1,022,378 ----------------------	6,453 ----------------------
CASH AT END OF PERIOD	$299 =========	$1,022,378 =========
The accompanying notes are an integral part of these financial statements.

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on December 3, 1998, under the laws of the State of Nevada. The business purpose of the Company is to engage in the research, design, and development of computer software.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B OFFERING COSTS

Offering costs incurred in connection with stock offerings are deducted from the net proceeds of the offering.

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

All of the above shares were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act.

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000
(continued)

NOTE E STOCK SPLIT

On April 7, 2000, the Company approved a split of it's common stock at a ratio of 60 for 1 at $.001 par value. The 200,000 shares outstanding at $.001 par value increased to 12,000,000 shares at $.001 par value issued and outstanding. The number of shares of common stock authorized was unchanged at 50,000,000 with a par value of $.001 per share.

NOTE F RESCISSION OF COMMON STOCK ISSUANCE

On March 2, 2001, the Company repurchased and cancelled the 1,000,000 shares of its common stock which had been sold on May 10, 2000, for the amount of $1,016,042, which included $16,042 interest from the date of purchase at 2.1% per annum.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

CODATEK CORP.
Dated: April 30, 2002	By: /s/ Ian McIntyre Ian McIntyre

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date
By: /s/Ian McIntyre Ian McIntyre	President, Secretary, Treasurer and Director	April 30, 2002