Form 10QSB
period 2002-06-30
CODATEK CORP
filed 2002-08-15
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the period ending June 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending June 30, 2002 there were 12,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The Audited financial statements for the period ending June 30, 2002.

CODATEK CORP.

( A DEVELOPMENT STAGE COMPANY )

FINANCIAL STATEMENTS

JUNE 30, 2002 AND JUNE 30, 2001

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheets	2
Statements of Operations and Deficit Accumulated During the Development Stage	3
Statement of Changes in Stockholders' Equity	4
Statements of Cash Flows	5
Notes to the Financial Statements	6-7


David E. Coffey, 3651 Lindell Road, Suite I, Las Vegas, Nevada 89103
_______________________________________________________________________________
Certified Public Accountant Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
of Codatek Corp.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Codatek Corp. (a development stage company) as of June 30, 2002 and June 30, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to June 30, 2002. These statements are the responsibility of Codatek Corp.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Codatek Corp. as of June 30, 2002 and June 30, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.

David E. Coffey, C. P. A.
Las Vegas, Nevada
August 1, 2002


CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS
	June 30, 2002 ------------------	June 30, 2001 ------------------
ASSETS
Cash	$300 ---------------	$296 -----------------
Total Assets	$300 =========	$296 =========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$17,475 ----------------	$11,400 -----------------
Total Liabilities	17,475	11,400
Stockholders' Equity
Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 12,000,000 shares after giving effect to a 60 for 1 stock split effective April 7, 2000

	12,000	12,000
Additional paid-in capital	(19,442)	(19,442)
Deficit accumulated during the development stage
	(9,733) ---------------	(3,662) ----------------
Total Stockholders' Equity	(17,175)	(11,104)
Total Liabilities and Stockholders' Equity	$300 =========	$296 =========

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)
	Six months ending June 30,		From Inception, Dec. 3, 1998 to June 30, 2002 ----------------------
	2002 ----------------------	2001 ----------------------
Interest income	$1	$9,460	$35,242
Expenses
Organizational expenses	0	0	400
Consulting	0	0	500
Service fees	0	0	75
Administrative fees	0	9,000	27,000
Professional fees	3,000 ------------------	3,500 -------------------	17,0000 ---------------------
Total expenses	3,000	12,500	44,975
Net loss	(2,999)	(3,040)	$(9,733) ===========
Retained earnings, beginning of period	(6,734) -------------------	(622) ---------------------
Deficit accumulated during the development stage	$(9,733) ===========	$(3,662) ===========
Earnings ( loss ) per share, assuming dilution, after giving effect to a 60 for 1 stock split effective April 7, 2000:

Net loss	$0.00 ===========	$0.00 ===========	$0.00 ===========
Weighted average shares outstanding	12,000,000 ===========	12,333,333 ===========	11,813,954 ===========

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998 (Date of Inception) TO JUNE 30, 2002
	Common Stock		Additional Paid-in Capital --------------	Deficit accumulated during the development stage -----------------	Total ---------------
	Shares ---------------	Amount ------------

Balance, December 3, 1998	0	$0	$0	$0	$0
Issuance of common stock for cash, December 31, 1998	100,000	100	0	0	100
Less net loss	0 -------------	0 ------------	0 --------------	(400) ----------------	(400) -------------
Balance, December 31, 1998	100,000	100	0	(400)	(300)
Issuance of common stock for cash, March 23, 1999	100,000	100	9,900	0	10,000
Less offering costs	0	0	(1,500)	0	(1,500)
Less net loss	0 --------------	0 ------------	0 -------------	(2,647) --------------	(2,647) ------------
Balance, December 31, 1999	200,000	200	8,400	(3,047)	5,553
Forward stock split 60 for 1, April 7, 2000	11,800,000	11,800	(11,800)	0	0
Issuance of common stock for cash, May 10, 2000	1,000,000	1,000	999,000	0	1,000,000
Less net loss	0 ---------------	0 ------------	0 --------------	2,425 -----------------	2,425 -------------
Balance, December 31, 2000	13,000,000	13,000	995,600	(622)	1,007,978
Rescission of share issuance, March 2, 2001	(1,000,000)	(1,000)	(1,015,042)	0	(1,016,042)
Less net loss	0 ---------------	0 ------------	0 --------------	(6,112) ----------------	(6,112) --------------
Balance, December 31, 2001	12,000,000	12,000	(19,442)	(6,734)	(14,176)
Less net loss	0 --------------	0 ------------	0 -------------	(2,999) ----------------	(2,999) -------------
Balance, June 30, 2002	12,000,000 =======	$12,000 ======	$(19,442) =======	$(9,733) ========	$(17,175) =======

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(With Cumulative Figures From Inception)
	Six months ending June 30,		From Inception, Dec. 3, 1998, to June 30, 2002 ------------------------
	2002 ---------------------	2001 ---------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income (Loss)	$(2,999)	$(3,040)	$(9,733)
Adjustments to reconcile net loss to cash used by operating activity Accounts payable increase(decrease)
	3,000 -----------------	(3,000) -------------------	17,475 --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	1	(6,040)	7,742
CASH FLOWS USED BY INVESTING ACTIVITIES	0 -------------------	0 ---------------------	0 ---------------------
NET CASH USED BY INVESTING ACTIVITIES	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	13,000
Redemption of common stock	0	(1,000)	(1,000)
Paid-in capital	0	(1,015,042)	(17,942)
Less offering costs	0 -------------------	0 -------------------	(1,500) --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	0 -------------------	(1,016,042) -------------------	(7,442) --------------------
NET INCREASE IN CASH	1	(1,022,082)	$300 ============
CASH AT BEGINNING OF PERIOD	299 ------------------	1,022,378 -------------------
CASH AT END OF PERIOD	$300 ==========	$296 ==========

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2002 AND JUNE 30, 2001

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
JUNE 30, 2002 AND JUNE 30, 2001
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

Codatek Corp.
Dated: August 13, 2002	By: /s/ Ian McIntyre Ian McIntyre, President/Secretary and Treasurer
