Form 10KSB
period 2002-12-31
CODATEK CORP
filed 2003-04-17
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2002
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO N/A

COMMISSION FILE NUMBER: 000-29427

CODATEK CORP.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	88-0412582
STATE OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

6767 West Tropicana Avenue, Suite 203
Las Vegas, Nevada 89123
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

(702) 682-3330
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

As of December 31, 2002, and extended to the filing date of this Report, the aggregate value of the voting stock held by non affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2002, and currently, the Registrant has outstanding approximately 12,000,000 shares of common stock ($.001 par value). An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 14.


TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2002
PART I

PART II

Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters	6
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations	6
Item 7.	Financial Statements	9
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure	10

PART III


PART I.

ITEM 1. DESCRIPTION OF BUSINESS

A. GENERAL

Codatek is a Nevada corporation formed on December 31, 1998. Its principal place of business is located at 6767 West Tropicana Avenue, Suite 203, Las Vegas, NV 89103.

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

Holders

At December 31, 2002, there were approximately 44 holders of record of the Company's common stock. As of December 31, 2002, there were approximately 12,000,000 shares outstanding.

Dividends

The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL

CONDITION & RESULTS OF OPERATIONS

As will be noted from the financial statements, the Company does not have any present revenues, income, or material tangible assets other than $296.00 in cash, which is now under deposit until required. No detailed analysis of operations can be completed until or unless the Company is successful in the development of its software technology.

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

ITEM 7. FINANCIAL STATEMENTS

CODATEK CORP.
A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND DECEMBER 31, 2001

TABLE OF CONTENTS
Page Number
INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheets	2
Statements of Operations and Deficit Accumulated During the Development Stage	3
Statement of Changes in Stockholders' Equity.	4
Statements of Cash Flows	5
Notes to the Financial Statements	6-7

David E. Coffey, 6767 West Tropicana Avenue, Suite 216, Las Vegas, Nevada 89103
Certified Public Accountant Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
of Codatek Corp.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Codatek Corp. (a development stage company) as of December 31, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to December 31, 2002. These statements are the responsibility of Codatek Corp.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Codatek Corp. as of December 31, 2002 and December 31, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998. in conformity with generally accepted accounting principles.

David E. Coffey, C. P. A.
Las Vegas, Nevada
January 28, 2003


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	December 31, 2002	December 31, 2001
ASSETS
Cash	$ 296 ----------------	$ 299 ---------------
Total Assets	$ 296 ========	$ 299 ========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$ 20,400 --------------	$ 14,475 ---------------
Total Liabilities	20,400	14,475
Stockholders' Equity
Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 12,000,000 shares and 13,000,000 shares, respectively, after giving effect to a 60 for 1 stock split effective April 7, 2000	12,000	12,000
Additional paid-in capital	(19,442)	(19,442)
Deficit accumulated during the development stage	(12,662) -------------	(6,734) ----------------
Total Stockholders' Equity	(20,104)	(14,176
Total Liabilities and Stockholders' Equity	$ 296 ======	$ 299 =========

The accompanying notes are an integral part of these financial statements

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

			From Inception,
	Year ending December 31,		Dec. 3, 1998 to
	2001	2000	Dec. 31, 2001
Interest income	$2	$9,463	$35,243

Expenses
Organizational expenses	0	0	400
Consulting	0	0	500
Service fees	(70)	75	5
Administrative fees	0	9,000	27,000
Professional fees	6,000 -------------------	6,500 --------------------	20,000 ---------------------
Total expenses	5,930	15,575	47,905
Net loss	(5,928)	(6,112)	$(12,662) ===========
Retained earnings, beginning of period
	(6,734) --------------------	(622) --------------------
Deficit accumulated during the development stage
	$(12,662) ===========	$(6,734) ===========
Earnings ( loss ) per share, assuming dilution, after giving effect to a 60 for 1 stock split effective April 7, 2000: Net loss

	$0.00 ===========	$0.00 ===========	$0.00 ===========
Weighted average shares outstanding
	12,000,000 ===========	12,166,667 ===========	11,836,735 ===========

The accompanying notes are an integral part of these financial statements.


CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998 ( Date of Inception ) TO DECEMBER 31, 2002
	Common Stock				Additional Paid-in Capital --------------		Deficit accumulated during the development stage -------------------		Total --------------
	Shares ---------------		Amount ------------

		$		$		$		$
Balance, December 3, 1998	0		0		0		0		0

Issuance of common stock for cash, December 31, 1998
	100,000		100		0		0		100
Less net loss	0 ---------------		0 ------------		0 --------------		(400) -------------------		(400) --------------
Balance, December 31, 1998	100,000		100		0		(400)		(300)
Issuance of common stock for cash, March 23, 1999
	100,000		100		9,900		0		10,000
Less offering costs	0		0		(1,500)		0		(1,500)
Less net loss	0 ---------------		0 ------------		0 --------------		(2,647) -------------------		(2,647) --------------
Balance, December 31, 1999	200,000		200		8,400		(3,047)		5,553
Forward stock split 60 for 1, April 7, 2000
	11,800,000		11,800		(11,800)		0		0
Issuance of common stock for cash, May 10, 2000
	1,000,000		1,000		999,000		0		1,000,000
Less net loss	0 ---------------		0 ------------		0 --------------		2,425 -------------------		2,425 --------------
Balance, December 31, 2000	13,000,000		13,000		995,600		(622)		1,007,978
Rescission of share issuance, March 2, 2001
	(1,000,000)		(1,000)	(1,015,042)			0	(1,016,042)
Less net loss	0 ---------------		0 ------------		0 --------------		(6,112) -------------------		(6,112) --------------
Balance, December 31, 2001	12,000,000		$12,000		(19,442)		(6,734)		(14,176)
Less net loss	0 -------------		0 ------------		0 --------------		(5,926) -------------------		(5,928) --------------
Balance, December 31, 2002	12,000,000 =======		$12,000 =======		$(19,442) ========		$(12,662) ===========		$(20,104) ========
The accompanying notes are an integral part of these financial statements

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )
	Year ending December 31,		From Inception, Dec. 3, 1998, to Dec. 31, 2002

	2002 -------------------	2001 ------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net Income (Loss)	$(5,928)	$(6,112)	$(12,662))
Adjustments to reconcile net loss to cash used by operating activity Accounts payable increase(decrease)

	5,925 ---------------	75 ---------------	20,400 ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
	(3)	(6,037)	7,738
CASH FLOWS USED BY INVESTING ACTIVITIES
	0 ---------------	0 ---------------	0 ------------------
NET CASH USED BY INVESTING ACTIVITIES
	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	0	0	13,000
Redemption of common stock	0	(1,000)	(1,000)
Paid-in capital	0	(1,015,042)	(17,942)
Less offering costs	0 ---------------	0 ---------------	(1,500) ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
	0 ---------------	(1,016,042) ---------------	(7,442) -----------------

NET INCREASE IN CASH	(3)	(1,022,079)	$296 ===========
CASH AT BEGINNING OF PERIOD	299 --------------	1,022,378 ---------------
CASH AT END OF PERIOD	$299 =========	$299 =========

The accompanying notes are an integral part of these financial statements.

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND DECEMBER 31, 2001

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
DECEMBER 31, 2002 AND DECEMBER 31, 2001

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

NOTE G GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

& MANAGEMENT

The following table sets forth each person known to Codatek Corp., as of December 31, 2002 to be a beneficial owner of five percent (5%) or more of Codatek Corp.'s common stock, by Codatek Corp.'s directors individually, and by all of the Codatek Corp.'s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares shown.

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

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

CODATEK CORP.
Dated: April 15, 2003	By: /s/ Ian McIntrye Ian McIntrye

I, Ian McIntrye, certify that:

1. I have reviewed this annual report on Form 10K-SB of Codatek Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors ( or person performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: April 15, 2003	By: /s/ Ian McIntrye Ian McIntrye, President

Statement of Chief Executive Officer Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Ian McIntrye, state and certify as follows:

The financial statements filed with the report on Form 10-KSB for the period ended December 31, 2002 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Guideline Capital, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Dated: April 15, 2003	By: /s/ Ian McIntrye Ian McIntrye, President