Form 10QSB
period 2003-03-31
CODATEK CORP
filed 2003-05-20
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

CODATEK CORP.

(Exact name of registrant as it appears in its charter)

000-29427

(Commission File No.)

NEVADA	88-0412582
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 West Tropicana Avenue
Suite 203
Las Vegas, Nevada 89103
(Address of Principal Executive Office)

(702) 682-3330

Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (b) of the Act: Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending March 31, 2003 there were 12,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The Audited financial statements for the period ending March 31, 2002.

CODATEK CORP.

( A DEVELOPMENT STAGE COMPANY )

FINANCIAL STATEMENTS

MARCH 31, 2003 AND MARCH 31, 2002

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheets	2
Statements of Operations and Deficit Accumulated During the Development Stage	3
Statement of Changes in Stockholders' Equity	4
Statements of Cash Flows	5
Notes to the Financial Statements	6-7


David E. Coffey, 6767 W. Tropicana Avenue, Suite 216, Las Vegas, Nevada 89103
________________________________________________________________________________________
Certified Public Accountant Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
of Codatek Corp.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Codatek Corp. (a development stage company) as of March 31, 2003 and March 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to March 31, 2003. These statements are the responsibility of Codatek Corp.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Codatek Corp. as of March 31, 2003 and March 31, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998. in conformity with generally accepted accounting principles.

David E. Coffey, C. P. A.
Las Vegas, Nevada
May 5, 2003

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

	March 31, 2003 ------------------	March 31, 2002 ------------------
ASSETS
Cash	$297 ---------------	$300 -----------------
Total Assets	$297 =========	$300 ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$21,900 ----------------	$15,975 -----------------
Total Liabilities	21,900	15,975
Stockholders' Equity
Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 12,000,000 shares after giving effect to a 60 for 1 stock split effective April 7, 2000

	12,000	12,000
Additional paid-in capital	(19,442)	(19,442)
Deficit accumulated during the development stage
	(14,161) ---------------	(8,233) ----------------
Total Stockholders' Equity	(21,603)	(15,675)
Total Liabilities and Stockholders' Equity	$297 ===========	$300 ==========

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)
	Three months ending March 31,		From Inception, Dec. 3, 1998 to March 31, 2003 ----------------------
	2003 ----------------------	2002 ----------------------
Interest income	$1	$1	$35,244
Expenses
Organizational expenses	0	0	400
Consulting	0	0	500
Service fees	0	0	5
Administrative fees	0	0	27,000
Professional fees	1,500 ------------------	1,500 -------------------	21,500 ---------------------
Total expenses	1,500	1,500	49,405
Net loss	(1,499)	(1,499)	$(14,161) =============
Retained earnings, beginning of period
	(12,662) -------------------	(6,734) ---------------------
Deficit accumulated during the development stage	$(14,161) ==========	$(8,233) ===========
Earnings ( loss ) per share, assuming dilution, after giving effect to a 60 for 1 stock split effective April 7, 2000:
Net loss	$0.00 ===========	$0.00 ============	$0.00 ============
Weighted average shares outstanding	12,000,000 ===========	12,000,000 ===========	11,846,154

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998 (Date of Inception) TO MARCH 31, 2003
	Common Stock		Additional Paid-in Capital --------------	Deficit accumulated during the development stage -------------------	Total --------------
	Shares ---------------	Amount ------------

Balance, December 3, 1998	0	$0	$0	$0	$0
Issuance of common stock for cash, December 31, 1998
	100,000	100	0	0	100
Less net loss	0 -------------	0 ------------	0 --------------	(400) ----------------	(400) -------------
Balance, December 31, 1998	100,000	100	0	(400)	(300)
Issuance of common stock for cash, March 23, 1999
	100,000	100	9,900	0	10,000
Less offering costs	0	0	(1,500)	0	(1,500)
Less net loss	0 --------------	0 ------------	0 -------------	(2,647) --------------	(2,647) ------------
Balance, December 31, 1999	200,000	200	8,400	(3,047)	5,553
Forward stock split 60 for 1, April 7, 2000
	11,800,000	11,800	(11,800)	0	0
Issuance of common stock for cash, May 10, 2000
	1,000,000	1,000	999,000	0	1,000,000
Less net loss	0 --------------	0 ------------	0 --------------	2,425 -----------------	2,425 -------------
Balance, December 31, 2000	13,000,000	13,000	995,600	(622)	1,007,978
Rescission of share issuance, March 2, 2001
	(1,000,000)	(1,000)	(1,015,042)	0	(1,016,042)
Less net loss	0 ---------------	0 ------------	0 --------------	(6,112) ----------------	(6,112) --------------
Balance, December 31, 2001	12,000,000	12,000	(19,442)	(6,734)	(14,176)
Less net loss	0 -------------	0 -----------	0 -------------	(5,928) --------------	(5,928) ------------
Balance, December 31, 2002	12,000,000	12,000	(19,442)	(12,662)	(20,104)
Less net loss	0 --------------	0 ------------	0 -------------	(1,499) ----------------	(1,499) -------------
Balance, March 31, 2003	12,000,000 ========	12,000 =======	$(19,442) ========	$(14,161) ========	$(21,603) ========

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(With Cumulative Figures From Inception)
	Three months ending March 31,		From Inception, Dec. 3, 1998, to March 31, 2003 ----------------------
	2003 -----------------------	2002 -----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income (Loss)	$(1,499)	$(1,499)	$(14,161))
Adjustments to reconcile net loss to cash used by operating activity Accounts payable increase(decrease)

	1,500 -----------------	1,500 -------------------	21,900 --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	1	1	7,739
CASH FLOWS USED BY INVESTING ACTIVITIES
	0 -----------------	0 -------------------	0 ---------------------
NET CASH USED BY INVESTING ACTIVITIES
	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	0	0	13,000
Redemption of common stock	0	0	(1,000)
Paid-in capital	0	0	(17,942)
Less offering costs	0 -------------------	0 -------------------	(1,500) --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
	0 -------------------	0 -------------------	(7,442) --------------------
NET INCREASE IN CASH	1	1	$297 ============
CASH AT BEGINNING OF PERIOD	296 ------------------	299 -------------------
CASH AT END OF PERIOD	$297 ===========	$300 ===========

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2003 AND MARCH 31, 2002

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
MARCH 31, 2003 AND MARCH 31, 2002
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

NOTE G GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through March 31, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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
CODATEK CORPORATION
Dated: May 20, 2003	By: /s/ Ian McIntyre Ian McIntyre, President

I, Ian McIntyre, certify that:

1. I have reviewed this quarterly report on Form 10Q-SB of Codatek Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

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
Dated: May 20, 2003	By: /s/ Ian McIntyre Ian McIntyre, President

Statement of Chief Executive Officer Regarding

Facts and Circumstances Relating to Exchange Act Filings

I, Ian McIntyre, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended March 31, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Codatek Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Dated: May 20, 2003	By: /s/ Ian McIntyre Ian McIntyre, President
