Form 10QSB
period 2003-06-30
CODATEK CORP
filed 2003-08-25
CIK 1080750

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

At the end of the quarter ending June 30, 2003 there were 12,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

 The Audited financial statements for the period ending June 30, 2003 and June 30, 2002.

CODATEK CORP.

( A DEVELOPMENT STAGE COMPANY )

FINANCIAL STATEMENTS

JUNE 30, 2003 AND JUNE 30, 2002

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
Las Vegas, Nevada

I have audited the accompanying balance sheets of Codatek Corp. (a development stage company) as of June 30, 2003 and June 30, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998 (date of inception) to June 30, 2003. These statements are the responsibility of Codatek Corp.'s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Codatek Corp. as of June 30, 2003 and June 30, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue is a going concern.  The Company has not generated revenues from operations which raises substantial doubt about the ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C. P. A.
Las Vegas, Nevada
August 22, 2003

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

	June 30, 2003 ------------------	June 30, 2002 ------------------
ASSETS
Cash	$197	$300
Total Assets	$197 =========	$300 =========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$23,400	$17,475
Total Liabilities	23,400	17,475
Stockholders' Equity
Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 12,000,000 shares after giving effect to a 60 for 1 stock split effective April 7, 2000
	12,000	12,000
Additional paid-in capital	(19,442)	(19,442)
Deficit accumulated during the development stage	(15,761)	(9,733)
Total Stockholders' Equity	(23,203)	(17,175)
Total Liabilities and Stockholders' Equity	$197 =========	$300 ==========

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)

	Six months ending June 30,		From Inception, Dec. 3, 1998 to June 30, 2002 ----------------------
	2003 --------------------	2002 ---------------------
Interest income	$ 1	$1	$35,244
Expenses
Organizational expenses	0	0	400
Consulting	0	0	500
Office Expenses	100	0	100
Service Fees	0	0	5
Administrative fees	0	0	27,000
Professional fees	3,000	3,000	23,000
Total expenses	3,100	3,000	51,005
Net loss	(3,099)	(2,999)	$(15,761) ==========
Retained earnings, beginning of period	(12,662)	(6,734)
Deficit accumulated during the development stage	$ (15,761) ==========	$(9,733) ==========
Earnings ( loss ) per share, assuming dilution, after giving effect to a 60 for 1 stock split effective April 7, 2000:
Net loss	$ 0.00 ==========	$0.00 ==========	$0.00 ============
Weighted average shares outstanding	12,000,000 ==========	12,000,000 ==========	11,854,545

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998 (Date of Inception) TO JUNE 30,  2003

	Common Stock		Additional Paid-in Capital --------------	Deficit accumulated during the development stage ------------------	Total --------------
	Shares ---------------	Amount ------------

Balance, December 3, 1998	0	$0	$0	$0	$0
Issuance of common stock for cash, December 31, 1998
	100,000	100	0	0	100
Less net loss	0	0 ------------	0 --------------	(400) ----------------	(400) -------------
Balance, December 31, 1998	100,000	100	0	(400)	(300)
Issuance of common stock for cash, March 23, 1999
	100,000	100	9,900	0	10,000
Less offering costs	0	0	(1,500)	0	(1,500)
Less net loss	0	0 ------------	0 -------------	(2,647) --------------	(2,647) ------------
Balance, December 31, 1999	200,000	200	8,400	(3,047)	5,553
Forward stock split 60 for 1, April 7, 2000	11,800,000	11,800	(11,800)	0	0
Issuance of common stock for cash, May 10, 2000
	1,000,000	1,000	999,000	0	1,000,000
Less net loss	0	0 ------------	0 --------------	2,425 -----------------	2,425 -------------
Balance, December 31, 2000	13,000,000	13,000	995,600	(622)	1,007,978
Rescission of share issuance, March 2, 2001	(1,000,000)	(1,000)	(1,015,042)	0	(1,016,042)
Less net loss	0	0 ------------	0 --------------	(6,112) ----------------	(6,112) --------------
Balance, December 31, 2001	12,000,000	12,000	(19,442)	(6,734)	(14,176)
Less net loss	0	0 -----------	0 -------------	(5,928) --------------	(5,928) ------------
Balance, December 31, 2002	12,000,000	12,000	(19,442)	(12,662)	(20,104)
Less net loss	0	0 ------------	0 -------------	(1,499) ----------------	(1,499) -------------
Balance, June 30, 2003	12,000,000 ========	12,000 =======	$(19,442) ========	$(14,161) ========	$(21,603) ========

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(With Cumulative Figures From Inception)

	Six months ending March 31,		From Inception, Dec. 3, 1998, to March 31, 2003 ----------------------
	2003 -------------------	2002 --------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income (Loss)	$(3,099)	$(2,999)	$(15,761)
Adjustments to reconcile net loss to cash used by operating activity Accounts payable increase(decrease)
	3,000 ---------------	3,000 -----------------	23,400 --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(99)	1	7,639
CASH FLOWS USED BY INVESTING ACTIVITIES
	0 ----------------	0 -----------------	0 ---------------------
NET CASH USED BY INVESTING ACTIVITIES
	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	13,000
Redemption of common stock	0	0	(1,000)
Paid-in capital	0	0	(17,942)
Less offering costs	0 ----------------	0 -----------------	(1,500) --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
	0 ----------------	0 -----------------	(7,442) ------------------
NET INCREASE IN CASH	(99)	1	$197 ==========
CASH AT BEGINNING OF PERIOD	296 ----------------	299 -----------------
CASH AT END OF PERIOD	$197 =========	$300 ==========

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003 AND JUNE 30, 2002

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
JUNE 30, 2003 AND JUNE 30, 2002
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

NOTE G                  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through June 30, 2003.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

CODATEK CORP.
Dated: August 25, 2003	By: /s/ Ian McIntyre Ian McIntyre, President

I, Ian McIntyre, certify that:

1.             I have reviewed this quarterly report on Form 10Q-SB of Codatek Corp.;

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

Dated: August 25, 2003	By: /s/ Ian McIntyre Ian McIntyre, President

Statement of Chief Executive Officer Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Ian McIntyre, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended June 30, 2003 and June 30, 2002 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Codatek Corp.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: August 25, 2003	By: /s/ Ian McIntyre Ian McIntyre, President