Form 10QSB/A
period 2003-06-30
CODATEK CORP
filed 2003-08-25
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:
                For the Quarterly Period ended June 30, 2003

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

The accompanying notes are an integral part of
these financial statements

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 3, 1998 (Date of Inception) TO JUNE 30,  2003

	Common Stock		Additional Paid-in Capital --------------	Deficit accumulated during the development stage ------------------	Total --------------
	Shares ---------------	Amount ------------

Balance, December 3, 1998	0	$0	$0	$0	$0
Issuance of common stock for cash, December 31, 1998
	100,000	100	0	0	100
Less net loss	0	0 ------------	0 --------------	(400) ----------------	(400) -------------
Balance, December 31, 1998	100,000	100	0	(400)	(300)
Issuance of common stock for cash, March 23, 1999
	100,000	100	9,900	0	10,000
Less offering costs	0	0	(1,500)	0	(1,500)
Less net loss	0	0 ------------	0 -------------	(2,647) --------------	(2,647) ------------
Balance, December 31, 1999	200,000	200	8,400	(3,047)	5,553
Forward stock split 60 for 1, April 7, 2000	11,800,000	11,800	(11,800)	0	0
Issuance of common stock for cash, May 10, 2000
	1,000,000	1,000	999,000	0	1,000,000
Less net loss	0	0 ------------	0 --------------	2,425 -----------------	2,425 -------------
Balance, December 31, 2000	13,000,000	13,000	995,600	(622)	1,007,978
Rescission of share issuance, March 2, 2001	(1,000,000)	(1,000)	(1,015,042)	0	(1,016,042)
Less net loss	0	0 ------------	0 --------------	(6,112) ----------------	(6,112) --------------
Balance, December 31, 2001	12,000,000	12,000	(19,442)	(6,734)	(14,176)
Less net loss	0	0 -----------	0 -------------	(5,928) --------------	(5,928) ------------
Balance, December 31, 2002	12,000,000	12,000	(19,442)	(12,662)	(20,104)
Less net loss	0	0 ------------	0 -------------	(3,099) ----------------	(3,099) -------------
Balance, June 30, 2003	12,000,000 ========	12,000 =======	$(19,442) ========	$(15,761) ========	$(23,203) ========

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