Form 10QSB
period 2003-09-30
CODATEK CORP
filed 2005-02-02
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:
                For the Quarterly Period ended September 30, 2003

CODATEK CORP.
(Exact name of registrant as it appears in its charter)

000-29427
(Commission File No.)

NEVADA	88-0412582
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 East Flamingo Road
Suite 203
Las Vegas, Nevada 89119
(Address of Principal Executive Office)

(702) 289-6665
Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (b) of the Act: Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

At the end of the quarter ending September 30, 2003 there were 12,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The unaudited financial statements for the period ending September 30, 2003 and September 30, 2002.

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
  CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Page Number
Condensed Balance Sheet as of September 30, 2003	1
Condensed Statements of Operations for the Nine Months and Three Months Ended September 30, 2003 and 2002 with Cumulative Totals Since Inception	2
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 with Cumulative Totals Since Inception	3
Notes to the Financial Statements	4-10


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2003 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$ 197

Total Current Assets	197

TOTAL ASSETS	$ 197 =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 24,900

Total Current Liabilities	24,900

Total Liabilities	24,900

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 50,000,000 shares authorized and 12,000,000 shares issued and outstanding	12,000
Additional paid-in capital	-
Deficit accumulated during the development stage	(36,703)

Total Stockholders' (Deficit)	(24,703)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 197 =========

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
(WITH CUMULATIVE TOTALS FROM INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED

Cumulative Totals

	SEPTEMBER 30,		SEPTEMBER 30,		December 3, 1998
	2003	2002	2003	2002	to Sept. 30, 2003

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	4,600	4,425	1,500	1,425	71,947
Total Operating Expenses	4,600	4,425	1,500	1,425	71,947

OTHER INCOME

Interest, net	1	2	-	1	35,244

Total other income	1	2	-	1	35,244

NET LOSS APPLICABLE TO COMMON SHARES	$ (4,599) ========	$ (4,423) ========	$ (1,500) ========	$ (1,424)| ==========	$ (36,703) ==========

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0004) ========	$ (0.0004) =======	$ (0.0001) ========	$ (0.0001) =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	12,000,000 ========	12,000,000 ========	12,000,000 ========	12,000,000 =========

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(WITH CUMULATIVE TOTALS FROM INCEPTION)

Cumulative Totals

			December 3, 1998
	2003	2002	to September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,599)	$ (4,423)	$ (17,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	4,500	4,425	24,900
Total adjustments	4,500	4,425	24,900

Net cash provided by (used in) operating activities	(99)	2	7,639

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	(7,442)

Net cash (used in) financing activities	-	-	(7,442)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(99)	2	197

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	296	299	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 197 =========	$ 301 =========	$ 197 ============

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2002 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated on December 3, 1998 under the laws of the State of Nevada.  The business purpose of the Company is to engage in the research, design, and development of computer software.


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its efforts to development of business plans and computer software.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	NINE MONTHS ENDED
	SEPTEMBER 30
	2003	2002

Net loss	$ (4,599)	$ (4,423)

Weighted average common shares
outstanding (Basic)	12,000,000	12,000,000

Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	12,000,000 =========	12,000,000 =========

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.

Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” ("SFAS No. 123"). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB Opinion No. 25"), provided the Company discloses the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25 and has provided the required pro forma disclosures.


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” which eliminated the pooling of interest method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The Company adopted this accounting standard for business combinations initiated after June 30, 2001.

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001.  SFAS 142 addresses the financial and accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill (of which the Company has not recognized such intangible asset) and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.  The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

In August 2002, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121 and provides a single accounting model for long-lived assets to be disposed of.  The new rules significantly change what would have to be met to classify an asset as held for sale.  In addition, more dispositions will qualify for discontinued operations treatment in the income statement as the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business.  The Company is required to apply SFAS No. 144 as of October 1, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking‑Fund Requirements.  This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales‑leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales‑leaseback transactions.


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Recent Accounting Pronouncements (Continued)

Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002.  The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”(“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.  At September 30, 2003 and 2002 deferred tax assets consist of the following:

	2003	2002

Net operating loss carryforwards	11,011	9,180

Less: valuation allowance	(11,011)	(9,180)

Net deferred tax assets	- ==========	- ==========

Net operating losses totaling approximately $36,703 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

NOTE 4 -               STOCKHOLDERS’ DEFICIT
Common Stock

As of September 30, 2003 and 2002, the Company has 50,000,000 shares of common stock authorized and 12,000,000 issued and outstanding.

The following details the stock transactions for the Company:

On December 31, 1998 the Company sold 100,000 shares of its common stock at $.001 per share for $100 to provide initial working capital.

On March 23, 1999 the Company sold 100,000 shares of its common stock at $.10 per share to provide further working capital and to begin its operations.

On April 7, 2000 the Company split its stock 60 for 1.  The 200,000 pre-split shares became 12,000,000 shares issued and outstanding.

On May 10, 2000 the Company sold 1,000,000 shares at $1.00 per share for $1,000,000.  The funds earned $35,236 interest while their employment in Company operations was studied.  However, on March 2, 2001 the sale of shares was rescinded and the $1,000,000 proceeds plus interest of $16,042 was returned to the buyer in exchange for the 1,000,000 shares of stock.

The Company’s stock has no readily determinable market price and has been valued by the Company at par value, which estimates fair value.

NOTE 5-               GOING CONCERN

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has had recurring operating deficits in the past few years and has large accumulated deficits and is in the development stage and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.  These condensed financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from equity financing.


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

CODATEK CORP.
Dated: February 1, 2005	By: /s/ Michael Meeks Michael Meeks, President and CEO
