Form 10KSB
period 2003-12-31
CODATEK CORP
filed 2005-02-02
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2003

OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO N/A

COMMISSION FILE NUMBER:  000-29427

CODATEK CORP.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	88-0412582
STATE OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

1350 East Flamingo Road
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

As of December 31, 2003, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by  reference  to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2003, and currently, the Registrant has outstanding approximately 12,000,000 shares of common stock ($.001 par value).


TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2003

PART I

Page Number
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure

PART III

Item 9.	Directors & Executive Officers, Promoters & Control Persons, Compliance with Section 16 (a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners & Management
Item 12.	Certain Relationships & Related Transactions
Item 13.	Exhibits & Reports on Form 8-K


PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

A.            GENERAL

Codatek Corp. is a Nevada corporation formed on December 3, 1998.  Its principal place of business is located at, 1350 East Flamingo Road, Suite 688, Las Vegas, NV 89119.

Business of Issuer

Codatek Corp. was organized to engage in any lawful corporate business, including but not limited to, research, design and development of computer software technologies.  The primary activity of Codatek Corp. currently involves the research, design and development of computer software.  The Company has no current business operations.

EMPLOYEES

The Company has no full time employees.  The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

Holders

At December 31, 2003, there were approximately 44 holders of record of the Company's common stock.  As of December 31, 2003, there were approximately 12,000,000 shares outstanding.


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

ITEM 6.  MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION & RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Report on Form 10-KSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth herein below under "Risk Factors That May Affect Future Results of Operations" as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations should also be read in conjunction with the financial statements and related notes included in Item 1 of this quarterly report.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

The Company has had no operations during this quarter.  Management discussions centered on the need for additional financing.  Due to an earlier set back resulting from the nature of short selling by brokers on the pink sheet market the Company has resolved that it should file all its Securities and Exchange Commission delinquent quarterly and annual filings and ultimately seek application to the OTCBB market.  There is no guaranty that the Company will be able to achieve this endeavor, however, Management is working hard towards this goal.  The OTCBB market exposure should enable the Company to raise additional capital which is vital for its continued operations.

ITEM 7.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. The Company does not believe that it has any other relevant market risk with respect to the categories intended to be discussed in this item of this Report.

ITEM 8.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2003, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 9.  FINANCIAL STATEMENTS

The following are the audited financial statements.

CODATEK CORP.

  (A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002


CODATEK CORP.

  (A DEVELOPMENT STAGE COMPANY)


BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Codatek Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Codatek Corp. as of December 31, 2003 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the year then ended with cumulative totals since inception, December 3, 1998.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements for the year ended December 31, 2003 have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 5 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regard to these matters are also discussed in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Codatek Corp. as of December 31, 2003 and the results of its operations, changes in stockholders’ (deficit) and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
October 3, 2004

                                                MEMBER OF:         AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                                NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                                PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS


David E. Coffey,        6767 W. Tropicana Ave., Suite 216, Las Vegas, NV 89103
-------------------------------------------------------------------------------------------------------------------------------------------

Certified Public Accountant                             Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANTS REPORT

To the Board of Directors and Stockholders
of Codatek Corp.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Codatek Corp. (a development stage company) as of December 31, 2002 and December 31, 2001 and the related statements of operations, cash flows and changes in stockholders’ equity for the periods then ended, as well as the cumulative period from December 31, 1998 (date of inception) to December 3, 2002. These statements are the responsibility of Codatek Corp.’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material aspects, the financial position of Codatek Corp. as of December 31, 2002 and December 31, 2001 and the results of operations, cash flows, and changes in stockholders’ equity for the years then ended, as well as the cumulative period from December 3, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C.P.A.
Las Vegas, Nevada
January 28, 2003


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Current Assets
Cash and cash equivalents	$ 197	$ 296

Total Current Assets	197	296

TOTAL ASSETS	$ 197 =========	$ 296 =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 26,400	$ 20,400

Total Current Liabilities	26,400	20,400

Total Liabilities	26,400	20,400

STOCKHOLDERS' (DEFICIT)

Common stock, par value $.001, 50,000,000 shares authorized and 12,000,000 shares issued and outstanding	12,000	12,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(38,203)	(32,104)

Total Stockholders' (Deficit)	(26,203)	(20,104)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 197 =========	$ 296 =========

The accompanying notes are an integral part of these financial statements.


CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2003 AND 2002
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 3, 1998 to
	2003	2002	December 31, 2003

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	19,842
Consulting	-	-	500
Office expenses	100	-	100
Service fees	-	(70)	5
Administrative fees	-	-	27,000
Professional fees	6,000	6,000	26,000
Total Operating Expenses	6,100	5,930	73,447

OTHER INCOME

Interest, net	1	2	35,244

Total other income	1	2	35,244

NET LOSS APPLICABLE TO COMMON SHARES	$ (6,099) ========	$ (5,928) ========	$ (38,203) ==========

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0005) ========	$ (0.0005) ========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	12,000,000 ========	12,000,000 ========

  The accompanying notes are an integral part of these financial statements.


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FROM DECEMBER 3, 1998 (INCEPTION) TO DECEMBER 31, 2003

	Common Stock		Additional	Deficit accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	during the develop-	(Deficit)
				ment stage
December 3, 1998 (Inception)	-	-	-	-	-
Issuance of common stock for cash,
December 31, 1998	100,000	$ 100	$ -	$ -	$ 100
Less net loss	-	-	-	(400)	(400)
Balance, December 31, 1998	100,000	100	-	(400)	(300)

Issuance of common stock for cash,
March 23, 1999	100,000	100	9,900	-	10,000
Less offering costs	-	-	(1,500)	-	(1,500)
Less net loss	-	-	-	(2,647)	(2,647)
Balance, December 31, 1999	200,000	200	8,400	(3,047)	5,553

Stock split, 60 for 1, April 7, 2000	11,800,000	11,800	(11,800)	-	-
Issuance of common stock for cash,
May 10, 2000	1,000,000	1,000	999,000	-	1,000,000
Add net income	-	-	-	2,425	2,425
Balance, December 31, 2000	13,000,000	13,000	995,600	(622)	1,007,978

Rescission of share issuance,
March 2, 2001	(1,000,000)	(1,000)	(995,600)	(19,442)	(1,016,042)
Less net loss	-	-	-	(6,112)	(6,112)
Balance, December 31, 2001	12,000,000	12,000	-	(26,176)	(14,176)

Less net loss	-	-	-	(5,928)	(5,928)
Balance, December 31, 2002	12,000,000	12,000	-	(32,104)	(20,104)

Less net loss	-	-	-	(6,099)	(6,099)
Balance, December 31, 2003	12,000,000 =========	$ 12,000 =========	$ - ===========	$ (38,203) =============	$ (26,203) =========

The accompanying notes are an integral part of these financial statements.


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(WITH CUMULATIVE TOTALS FROM INCEPTION)

			Cumulative Totals
			December 3, 1998 to
	2003	2002	to December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,099)	$ (5,928)	$ (38,203)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	6,000	5,925	26,400
Total adjustments	6,000	5,925	26,400

Net cash provided by (used in) operating activities	(99)	(3)	(11,803)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	(7,442)

Net cash (used in) financing activities	-	-	(7,442)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(99)	(3)	(19,245)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	296	299	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 197 ==========	$ 296 ==========	$ (19,245) =============

The accompanying notes are an integral part of these financial statements.


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	YEARS ENDED
	DECEMBER 31,
	2003	2002

Net loss	$ (6,099)	$ (5,928)
Weighted average common shares
outstanding (Basic)	12,000,000	12,000,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	12,000,000 ==========	12,000,000 ==========

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


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

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


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

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


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.  At December 31, 2003 and 2002 deferred tax assets consist of the following:

	2003	2002

Net operating loss carryforwards	11,460	9,631

Less: valuation allowance	(11,460)	(9,631)

Net deferred tax assets	- =======	- ======

Net operating losses totaling approximately $38,203 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 4 -               STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2003 and 2002, the Company has 50,000,000 shares of common stock authorized and 12,000,000 issued and outstanding.

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

NOTE 5-                GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has had recurring deficits in the past few years and has large accumulated deficits and is in the development stage and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from equity financing.


  ITEM 10.               CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &
                                 FINANCIAL DISCLOSURE

On June 15, 2004, David E. Coffey, Certified Public Accountant (“Coffey”) was dismissed as the independent registered public accounting firm for Codatek Corp. (the “Company”).  Effective October 5, 2004, Bagell, Josephs & Company, LLC was appointed as the new independent registered public accounting firm for the Company.  The decision to dismiss Coffey and to appoint Bagell, Josephs & Company, LLC was recommended and approved by the Company’s Board of Directors.

Coffey reports on the Company’s financial statements for the past two fiscal year did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  Coffey served as our independent registered public accounting firm for two years.

During the Company’s most recent fiscal year and the period from January 1, 2004 through June 15, 2004, there were no disagreements with Coffey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coffey, would have caused it to make reference to the subject matter of the disagreements in connection with its report; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

The Company provided Coffey with a copy of this Item and requested that Coffey furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements by the Company in this Item and, if not, stating the respects in which it does not agree.  A letter from Coffey to such effect is attached hereto as Exhibit 16.1.

During the Company’s two most recent fiscal years and through the date of this Form 8-K, the Company did not consult Bagell, Josephs & Company, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-B.

PART III

ITEM 11.                DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS & CONTROL PERSONS,
                                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held
Michael Meek	40	President, Chief Executive Officer and Director

Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

Michael Meek, President and CEO.  Mr. Meek was educated in Computer Science in London, England.  Since 1990, Mr. Meek has been a computer consultant and has joined the Company to assist in achieving its goals.

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

ITEM 12. EXECUTIVE COMPENSATION

During the last fiscal year, the Company's officer and director did not receive any salary, wage or other compensation.  During the current fiscal year the Company has no present plans or means to pay compensation to its officers and directors.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to Codatek Corp., as of December 31, 2003, to be a beneficial owner of five percent (5%) or more of Codatek Corp., common stock, by Codatek Corp.'s directors individually, and by all of the Codatek Corp.'s directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class	Name of Owner	Shares Beneficially Owned	Percentage of Ownership
Common	None	None	0%

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Common	None	None	0%

ITEM 15. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.

ITEM 16. EXHIBITS AND REPORTS ON FROM 8-K

(a)           EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB Registration Statement filed on February 10, 2000
3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB Registration Statement filed on February 10, 2000

(b)           REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

CODATEK CORP.
Dated: February 1, 2005	By: /s/ Michael Meek Michael Meek

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/Michael Meek Michael Meek	President, Chief Executive Officer and Director	February 1, 2005