Form 10QSB
period 2004-03-31
CODATEK CORP
filed 2005-02-02
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:
                For the Quarterly Period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

At the end of the quarter ending March 31, 2004 there were 12,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The unaudited financial statements for the period ending March 31, 2004 and March 31, 2003.

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
  CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 AND MARCH 31, 2003


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Page Number
Condensed Balance Sheet as of March 31, 2004	1
Condensed Statements of Operations for the Three Months Ended March 31, 2004 and 2003 with Cumulative Totals Since Inception	2
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2004 and 2003 with Cumulative Totals Since Inception	3
Notes to the Financial Statements	4-10


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2004 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$ 100

Total Current Assets	100

TOTAL ASSETS	$ 100 =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 26,400

Total Current Liabilities	26,400

Total Liabilities	26,400

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 50,000,000 shares authorized and 12,000,000 shares issued and outstanding	12,000
Additional paid-in capital	-
Deficit accumulated during the development stage	(38,300)

Total Stockholders' (Deficit)	(26,300)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 100 =========

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS FROM INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		December 3, 1998
	2004	2003	to March 31, 2004

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	97	1,500	73,544
Total Operating Expenses	97	1,500	73,544

OTHER INCOME

Interest, net	-	1	35,244

Total other income	-	1	35,244

NET LOSS APPLICABLE TO COMMON SHARES	$ (97) ==========	$ (1,499) ==========	$ (38,300) ============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0000) ==========	$ (0.0001) ==========

WEIGHTED AVERAGE NUMBER OF COMMON

SHARES OUTSTANDING	12,000,000 =========	12,000,000 =========

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(WITH CUMULATIVE TOTALS FROM INCEPTION)

Cumulative Totals

			December 3, 1998
	2004	2003	to March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (97)	$ (1,499)	$ (38,300)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	1,500	26,400
Total adjustments	-	1,500	26,400

Net cash provided by (used in) operating activities	(97)	1	(11,900)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	(7,442)

Net cash (used in) financing activities	-	-	(7,442)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(97)	1	(19,342)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	197	296	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 100 =========	$ 297 =========	$ (19,342) =============

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2004 AND 2003 (UNAUDITED)

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
MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	MARCH 31
	2004	2003

Net loss	$ (97)	$ (1,499)

Weighted average common shares
outstanding (Basic)	12,000,000	12,000,000

Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	12,000,000 =========	12,000,000 =========

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
MARCH 31, 2004 AND 2003 (UNAUDITED)

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
MARCH 31, 2004 AND 2003 (UNAUDITED)

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


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.  At March 31, 2004 and 2003 deferred tax assets consist of the following:

	2004	2003

Net operating loss carryforwards	11,490	11,460

Less: valuation allowance	(11,490)	(11,460)

Net deferred tax assets	- ==========	- ==========

Net operating losses totaling approximately $38,300 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 4 -               STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2004 and 2003, the Company has 50,000,000 shares of common stock authorized and 12,000,000 issued and outstanding.

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

CODATEK CORP.
Dated: February 1, 2005	By: /s/ Michael Meek Michael Meek, President and CEO
