Form 10QSB
period 2004-06-30
CODATEK CORP
filed 2005-02-02
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:
                For the Quarterly Period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

At the end of the quarter ending June 30, 2004 there were 12,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The unaudited financial statements for the period ending June 30, 2004 and June 30, 2003.

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
  CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND JUNE 30, 2003


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Page Number
Condensed Balance Sheet as of June 30, 2004	1
Condensed Statements of Operations for the Six Months Ended June 30, 2004 and 2003 with Cumulative Totals Since Inception	2
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2004 and 2003 with Cumulative Totals Since Inception	3
Notes to the Financial Statements	4-10


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)

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

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS FROM INCEPTION)

	SIX MONTHS ENDED		THREE MONTHS ENDED

Cumulative Totals

	JUNE 30,		JUNE 30,		December 3, 1998
	2004	2003	2004	2003	to June 30, 2004

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	97	3,100	-	1,600	73,544
Total Operating Expenses	97	3,100	-	1,600	73,544

OTHER INCOME

Interest, net	-	1	-	-	35,244

Total other income	-	1	-	-	35,244

NET LOSS APPLICABLE TO COMMON SHARES	$ (97) =========	$ (3,099) =========	$ - ========	$ (1,600) =========	$ (38,300) ===========

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0000) ========	$ (0.0003) =========	$ - ========	$ (0.0001) =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	12,000,000 ========	12,000,000 ========	12,000,000 ========	12,000,000 =========

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(WITH CUMULATIVE TOTALS FROM INCEPTION)

Cumulative Totals

			December 3, 1998
	2004	2003	to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (97)	$ (3,099)	$ (38,300)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	3,000	26,400
Total adjustments	-	3,000	26,400

Net cash provided by (used in) operating activities	(97)	-	(11,900)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	(7,442)

Net cash (used in) financing activities	-	-	(7,442)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(97)	-	(19,342)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	197	(99)	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 100 =========	$ 197 =========	$ (19,342) =============

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003 (UNAUDITED)

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	SIX MONTHS ENDED
	JUNE 30
	2004	2003

Net loss	$ (97)	$ (3,099)

Weighted average common shares
outstanding (Basic)	12,000,000	12,000,000

Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	12,000,000 =========	12,000,000 =========

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.  At June 30, 2004 and 2003 deferred tax assets consist of the following:

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


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 4 -               STOCKHOLDERS’ DEFICIT
Common Stock

As of June 30, 2004 and 2003, the Company has 50,000,000 shares of common stock authorized and 12,000,000 issued and outstanding.

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