Form 10QSB
period 2004-09-30
CODATEK CORP
filed 2005-02-02
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:
                For the Quarterly Period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

At the end of the quarter ending September 30, 2004 there were 12,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The unaudited financial statements for the period ending September 30, 2004 and September 30, 2003.

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
  CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Page Number
Condensed Balance Sheet as of September 30, 2004	1
Condensed Statements of Operations for the Nine Months Ended September 30, 2004 and 2003 with Cumulative Totals Since Inception	2
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 with Cumulative Totals Since Inception	3
Notes to the Financial Statements	4-10


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$ 100

Total Current Assets	100

TOTAL ASSETS	$ 100 =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 42,400

Total Current Liabilities	42,400

Total Liabilities	42.400

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 50,000,000 shares authorized and 12,000,000 shares issued and outstanding	12,000
Additional paid-in capital	(19,442)
Deficit accumulated during the development stage	(54,300)

Total Stockholders' (Deficit)	(61,742)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ (19,342) =========

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS FROM INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED

Cumulative Totals

	SEPTEMBER 30,		SEPTEMBER 30,		December 3, 1998
	2004	2003	2004	2003	to Sept. 30, 2004

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	16,097	4,600	16,000	1,500	89,544
Total Operating Expenses	16,097	4,600	16,000	1,500	89,544

OTHER INCOME

Interest, net	-	1	-	-	35,244

Total other income	-	1	-	-	35,244

NET LOSS APPLICABLE TO COMMON SHARES	$ (16,097) ========	$ (4,599) ======	$ (16,000) =======	$ (1,500) ========	$ (54,300) ===========

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0013) ========	$(0.0004) =======	$ (0.0013) =======	$ (0.0001) ========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	12,000,000 ========	12,000,000 ========	12,000,000 ========	12,000,000 =========

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(WITH CUMULATIVE TOTALS FROM INCEPTION)

Cumulative Totals

			December 3, 1998
	2004	2003	to September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (16,097)	$ (4,599)	$ (54,300)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	16,000	4,500	42,400
Total adjustments	16,000	4,500	42,400

Net cash provided by (used in) operating activities	(97)	(99)	(11,900)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	(7,442)

Net cash provided by financing activities	-	-	(7,442)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(97)	(99)	(19,342)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	197	296	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 100 ========	$ 197 =======	$ (19,342) =========

The accompanying notes are an integral part of the condensed financial statements


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	NINE MONTHS ENDED
	SEPTEMBER 30
	2004	2003

Net loss	$ (16,097)	$ (4,599)

Weighted average common shares
outstanding (Basic)	12,000,000	12,000,000

Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	12,000,000 =========	12,000,000 =========

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
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” which eliminated the pooling of interest method of accounting for all business combinations initiated after September 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The Company adopted this accounting standard for business combinations initiated after September 30, 2001.

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
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Recent Accounting Pronouncements(Continued)

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


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.  At September 30, 2004 and 2003 deferred tax assets consist of the following:

	2004	2003

Net operating loss carryforwards	10,547	5,178

Less: valuation allowance	(10,457)	(5,178)

Net deferred tax assets	- ==========	- ==========

Net operating losses totaling approximately $34,858 are currently available and begin to expire in 2019.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.


CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 4 -               STOCKHOLDERS’ DEFICIT
Common Stock

As of September 30, 2004 and 2003, the Company has 50,000,000 shares of common stock authorized and 12,000,000 issued and outstanding.

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