Form 10KSB
period 2004-12-31
CODATEK CORP
filed 2005-04-15
CIK 1080750

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2004

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

As of December 31, 2004, and currently, the Registrant has outstanding approximately 12,000,000 shares of common stock ($.001 par value).

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2004

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

Holders

At December 31, 2004, there were approximately 44 holders of record of the Company's common stock.  As of December 31, 2004, there were approximately 12,000,000 shares outstanding.

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

ITEM 6.   MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION & RESULTS OF OPERATIONS

Management discussed that there were no sales, operations or income in 2003 or 2004.  The Company is in the process of reorganizing at the present moment and there are no plans to operate until the reorganization is completed.  Management said it is expected that the reorganization will be completed this year.

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

DECEMBER 31, 2004 AND 2003

CODATEK CORP.

  (A DEVELOPMENT STAGE COMPANY)

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Codatek Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Codatek Corp. as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended with cumulative totals since inception, December 3, 1998.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements for the years ended December 31, 2004 and 2003 have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 5 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regard to these matters are also discussed in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Codatek Corp. as of December 31, 2004 and 2003 and the results of its operations, changes in stockholders’ (deficit) and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
March 20, 2005

                                                MEMBER OF:                AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                                NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                                PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Current Assets
Cash and cash equivalents	$ 100	$ 197

Total Current Assets	100	197

TOTAL ASSETS	$ 100 =========	$ 197 =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 46,400	$ 26,400

Total Current Liabilities	46,400	26,400

Total Liabilities	46,400	26,400

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 50,000,000 shares authorized and
12,000,000 shares issued and outstanding	12,000	12,000
Additional paid-in capital	(19,442)	(19,442)
Deficit accumulated during the development stage	(38,858)	(18,761)

Total Stockholders' (Deficit)	(46,300)	(26,203)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 100 =========	$ 197 =========

The accompanying notes are an integral part of these financial statements.

CODATEK CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2004 AND 2003
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 3, 1998 to
	2004	2003	December 31, 2004

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	400
Consulting	-	-	500
Office expenses	97	100	197
Service fees	-	-	5
Administrative fees	-	-	27,000
Professional fees	20,000	6,000	46,000
Total Operating Expenses	20,097	6,100	74,102

OTHER INCOME

Interest, net	-	1	35,244

Total other income	-	1	35,244

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ (20,097) ==========	$ (6,099) ==========	$ (38,858) ===========

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$ (0.0017) ==========	$ (0.0005) ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	12,000,000 ==========	12,000,000 ==========

The accompanying notes are an integral part of these financial statements.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FROM DECEMBER 3, 1998 (INCEPTION) TO DECEMBER 31, 2004

	Common Stock		Additional	Deficit accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	during the develop-	(Deficit)
				ment stage
December 3, 1998 (Inception)	-	-	-	-	-
Issuance of common stock for cash,
December 31, 1998	100,000	$ 100	$ -	$ -	$ 100
Less net loss	-	-	-	(400)	(400)
Balance, December 31, 1998	100,000	100	-	(400)	(300)
Issuance of common stock for cash,
March 23, 1999	100,000	100	9,900	-	10,000
Less offering costs	-	-	(1,500)	-	(1,500)
Less net loss	-	-	-	(2,647)	(2,647)
Balance, December 31, 1999	200,000	200	8,400	(3,047)	5,553
Stock split, 60 for 1, April 7, 2000	11,800,000	11,800	(11,800)	-	-
Issuance of common stock for cash,
May 10, 2000	1,000,000	1,000	999,000	-	1,000,000
Add net income	-	-	-	2,425	2,425
Balance, December 31, 2000	13,000,000	13,000	995,600	(622)	1,007,978
Rescission of share issuance,
March 2, 2001	(1,000,000)	(1,000)	(995,600)	(19,442)	(1,016,042)
Less net loss	-	-	-	(6,112)	(6,112)
Balance, December 31, 2001	12,000,000	12,000	-	(26,176)	(14,176)
Less net loss	-	-	-	(5,928)	(5,928)
Balance, December 31, 2002	12,000,000	12,000	-	(32,104)	(20,104)
Less net loss	-	-	-	(6,099)	(6,099)
Balance, December 31, 2003	12,000,000	$ 12,000	$ -	$ (38,203)	$ (26,203)
Less net loss	-	-	-	(20,097)	(20,097)
Balance, December 31, 2004	12,000,000 ===========	12,000 =========	(19,442) ===========	(38,858)) ==============	(46,300) ==========

The accompanying notes are an integral part of these financial statements.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(WITH CUMULATIVE TOTALS FROM INCEPTION)

			Cumulative Totals
			December 3, 1998 to
	2004	2003	to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (20,097)	$ (6,099)	$ (38,858)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	20,000	6,000	46,400
Total adjustments	20,000	6,000	46,400

Net cash provided by (used in) operating activities	(97)	(99)	7,542

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	(7,442)

Net cash (used in) financing activities	-	-	(7,442)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(97)	(99)	100

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	197	296	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 100 ========	$ 197 =======	$ 100 ===============

The accompanying notes are an integral part of these financial statements.

CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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
DECEMBER 31, 2004 AND 2003

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	YEARS ENDED
	DECEMBER 31,
	2004	2003

Net loss	$ (20,097)	$ (6,099)
Weighted average common shares
outstanding (Basic)	12,000,000	12,000,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	12,000,000 ==========	12,000,000 ==========

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.  There are no dilutive securities, such as warrants or options, outstanding.

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
DECEMBER 31, 2004 AND 2003

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
DECEMBER 31, 2004 AND 2003

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
DECEMBER 31, 2004 AND 2003

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.  At December 31, 2004 and 2003 deferred tax assets consist of the following:

	2003	2002

Net operating loss carryforwards	11,460	9,631

Less: valuation allowance	(11,460)	(9,631)

Net deferred tax assets	- =======	- ======

Net operating losses totaling approximately $38,858 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4 -                 STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2004 and 2003, the Company has 50,000,000 shares of common stock authorized and 12,000,000 issued and outstanding.

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

CODATEK CORP.
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 4 -                 STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

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

ITEM 8.     CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &  FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and  operation of the Company's disclosure controls and procedures (as defined in  Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004.  This evaluation was carried out under the supervision and with the participation of the Company's management, specifically Mr. Gordon Forgey, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to Codatek Corp., as of December 31, 2004, to be a beneficial owner of five percent (5%) or more of Codatek Corp., common stock, by Codatek Corp.'s directors individually, and by all of the Codatek Corp.'s directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class	Name of Owner	Shares Beneficially Owned	Percentage of Ownership
Common	None	None	0%

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Common	None	None	0%

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1
3.2	Bylaws	Incorporated by reference to Exhibit 3.2
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.	Attached
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.	Attached
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for the audit of Codatek Corp. annual financial statements and review of financial statements included in Codatek form 10-KSB, and services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was $10,000 and $10,000 respectively.

Audit - Related Fees

None

Tax Fees

None

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

CODATEK CORP.
Dated: April 13, 2005	By: /s/ Michael Meek Michael Meek, Chief Executive and Chief Financial Officer