Form 10QSB
period 2005-03-31
CODATEK CORP
filed 2005-09-13
CIK 1080750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 000-29427

CODATEK CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	88-0421134
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1350 East Flamingo Road Suite 688 Las Vegas, Nevada 89119
(Address of principal executive offices)

(702) 289-6665
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,000,000 common shares as of March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Balance Sheet as of March 31, 2005.
(b)	Condensed Statements of Operations for the three months ended March 31, 2005 and 2004 with Cumulative Totals Since Inception;
(c)	Condensed Statements of Cash Flow for the three months ended March 31, 2005 and 2004 with Cumulative Totals Since Inception;
(d)	Notes to Condensed Financial Statements.

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2005 (UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$100

Total Current Assets	100

TOTAL ASSETS	$100

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$49,900

Total Current Liabilities	49,900

Total Liabilities	49,900

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 50,000,000 shares authorized and
12,000,000 shares issued and outstanding	12,000
Additional paid-in-capital	(19,442)
Deficit accumulated during the development stage	(42,358)

Total Stockholders' (Deficit)	(49,800)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$100

The accompanying notes are an integral part of the condensed financial statements.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		December 3, 1998
	2005	2004	to March 31, 2005

INCOME	$-	$-	$-

OPERATING EXPENSES
Administrative expenses	3,500	97	77,602
Total Operating Expenses	3,500	97	77,602

OTHER INCOME

Interest, net	-	-	35,244

Total other income	-	-	35,244

NET LOSS APPLICABLE TO COMMON SHARES	$(3,500)	$(97)	$(42,358)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.0003)	$(0.0000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	12,000,000	12,000,000

The accompanying notes are an integral part of the condensed financial statements.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 3, 1998
	2005	2004	to March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,500)	$(97)	$(42,358)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	3,500	-	49,900
Total adjustments	3,500	-	49,900

Net cash provided by (used in) operating activities	-	(97)	7,542

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	(7,442)

Net cash (used in) financing activities	-	-	(7,442)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	(97)	100

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	100	197	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$100	$100	$100

The accompanying notes are an integral part of the condensed financial statements.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 1-               ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated on December 3, 1998 under the laws of the State of Nevada. The business purpose of the Company is to engage in the research, design, and development of computer software.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004 (UNAUDITED)

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
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2005	2004

Net loss	$(3,500)	$(97)

Weighted average common shares
outstanding (Basic)	12,000,000	12,000,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	12,000,000	12,000,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

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
MARCH 31, 2005 AND 2004 (UNAUDITED)

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004 (UNAUDITED)

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
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the company accounts for its share-based payment transactions under the provision of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the fourth quarter of fiscal year 2005 and thereafter.

NOTE 3-               PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At March 31, 2005 and 2004 net deferred tax assets consist of the following:

	2005	2004

Net deferred tax assets	12,707	5,657

Less: valuation allowance	(12,707)	(5,657)

Net deferred tax assets	-	-

Net operating losses totaling approximately $42,350 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 4 -               STOCKHOLDERS’ DEFICIT
Common Stock

As of March 31, 2005 and 2004, the Company has 50,000,000 shares of common stock authorized and 12,000,000 issued and outstanding.

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

The Company’s stock has no readily determinable market price and has been valued by the Company at par value which estimates fair value.

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

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

The Company was incorporated on December 3, 1998 under the laws of the State of Nevada. The business purpose of the Company is to engage in the research, design, and development of computer software.

Plan of Operation

Codatek Corp. was organized to engage in any lawful corporate business, including but not limited to, research, design and development of computer software technologies.  The primary activity of Codatek Corp. currently involves the research, design and development of computer software.  The Company has no current business operations.

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our business plan. Since this time, we have attempted to identify and evaluate other businesses and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Given our lack of success in generating any discussions, we plan to retain a consultant to assist us identifying additional business and/or technology for acquisition, but have not retained a consultant at the present time. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We currently have forecasted the expenditure of approximately $20,000 during the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934, retain a consultant, and to identify additional business and/or technology for acquisition. We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

At the present time, we have no employees other than our sole officer and director, Mr. Michael Meek. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Assets

As of March 31, 2005, our sole asset was cash in the amount of $100.

Liabilities and Stockholders’ Deficit

As of March 31, 2005, there was a Stockholders’ deficit of $49,800.

Results of Operations

We have not earned any revenues from inception through the period ending March 31, 2005. As a result, we did not earn any revenue during the three months ended March 31, 2005 or 2004.

We incurred operating expenses in the amount of $3,500 for the three months ended March 31, 2005, compared to operating expenses of $97 for the three months ended March 31, 2004. Our operating expenses for the three months ended March 31, 2005 were entirely attributable to administrative fees. The significant increase in our expenses in primarily attributable to accounting fees incurred in connection with bringing our disclosure current.

We have incurred a net loss of $3,500 for the three month period ended March 31, 2005, compared to $97 for the three month period ended March 31, 2004. Our losses for the three months ended March 31, 2005 are entirely attributable to accounts payable and accrued expenses.

Liquidity and Capital Resources

As of March 31, 2005, we had cash in the amount of $100. We had a working capital deficit of $49,800 on March 31, 2005. As a result, we had insufficient capital to complete an acquisition in the event that a suitable business or technology was identified.

We anticipate that we will require additional financing to enable us to complete our business plan. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. We can provide no assurance that we will receive any additional financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to March 31, 2005, we incurred cumulative losses of approximately $49,800. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Meek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codatek Corp.

Date:	August 31, 2005

By: /s/ Michael Meek Michael Meek Title: Chief Executive Officer, Chief Financial Officer, and Director