Form 10QSB
period 2005-06-30
CODATEK CORP
filed 2005-10-05
CIK 1080750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,000,000 common shares as of June 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Balance Sheet as of June 30, 2005.
(b)	Condensed Statements of Operations for the six and three months ended June 30, 2005 and 2004 with Cumulative Totals Since Inception;
(c)	Condensed Statements of Cash Flow for the six and three months ended June 30, 2005 and 2004 with Cumulative Totals Since Inception;
(d)	Notes to Condensed Financial Statements.

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2005 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$100

Total Current Assets	100

TOTAL ASSETS	$100

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$53,400

Total Current Liabilities	53,400

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 50,000,000 shares authorized and
12,000,000 shares issued and outstanding	12,000
Additional paid-in capital	(19,442)
Deficit accumulated during the development stage	(45,858)

Total Stockholders' (Deficit)	(53,300)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$100

The accompanying notes are an integral part of these condensed financial statements.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		December 3, 1998
	2005	2004	2005	2004	to June 30, 2005

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Administrative expenses	7,000	97	3,500	-	81,102
Total Operating Expenses	7,000	97	3,500	-	81,102

OTHER INCOME

Interest, net	-	-	-	-	35,244

Total other income	-	-	-	-	35,244

NET LOSS APPLICABLE TO COMMON SHARES	$(7,000)	$(97)	$(3,500)	$-	$(45,858)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$-

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	12,000,000	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of these condensed financial statements.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		December 3, 1998
	2005	2004	to June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,000)	$(97)	$(45,858)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	7,000	-	53,400
Total adjustments	7,000	-	53,400

Net cash provided by (used in) operating activities	-	(97)	7,542

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	(7,442)

Net cash provided by (used in) financing activities	-	-	(7,442)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	(97)	100

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	100	197	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$100	$100	$100

The accompanying notes are an integral part of these condensed financial statements.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004 (UNAUDITED)

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
JUNE 30, 2005 AND 2004 (UNAUDITED)

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
JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Net (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended
	June 30,
	2005	2004

Net loss	$(7,000)	$(97)
Weighted average common shares
outstanding (Basic)	12,000,000	12,000,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	12,000,000	12,000,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Stock-Based Compensation (Continued)

148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At June 30, 2005 deferred tax assets consist of the following:

Deferred tax asset	$13,757

Less: valuation allowance	(13,757)

Net deferred tax assets	$-

Net operating losses totaling $45,858 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 4 -               STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2005 and 2004, the Company has 50,000,000 shares of common stock authorized and 12,000,000 issued and outstanding.

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

Assets

As of June 30, 2005, our sole asset was cash in the amount of $100.

Liabilities and Stockholders’ Deficit

As of June 30, 2005, there was a Stockholders’ deficit of $53,300.

Results of Operations

We have not earned any revenues from inception through the period ending June 30, 2005. As a result, we did not earn any revenue during the six months ended June 30, 2005 or 2004.

We incurred operating expenses in the amount of $7,000 for the six months ended June 30, 2005, compared to operating expenses of $97 for the six months ended June 30, 2004. Our operating expenses for the six months ended June 30, 2005 were entirely attributable to administrative fees. The significant increase in our expenses in primarily attributable to accounting fees incurred in connection with bringing our disclosure current.

We have incurred a net loss of $7,000 for the six months ended June 30, 2005, compared to $97 for the six months ended June 30, 2004. Our losses for the six months ended June 30, 2005 are entirely attributable to accounts payable and accrued expenses.

Liquidity and Capital Resources

As of June 30, 2005, we had cash in the amount of $100. We had a working capital deficit of $53,300 on June 30, 2005. As a result, we had insufficient capital to complete an acquisition in the event that a suitable business or technology was identified.

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

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to June 30, 2005, we incurred cumulative losses of approximately $81,102. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Meek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Codatek Corp.

Date:	September 9, 2005

By: /s/ Michael Meek Michael Meek Title: Chief Executive Officer, Chief Financial Officer, and Director