Form 10QSB
period 2005-09-30
CODATEK CORP
filed 2006-03-15
CIK 1080750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,000,000 common shares as of September 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Balance Sheet as of September 30, 2005.	F-1
(b)	Condensed Statements of Operations for the nine and three months ended September 30, 2005 and 2004 with Cumulative Totals Since Inception;	F-2
(c)	Condensed Statements of Cash Flow for the nine months ended September 30, 2005 and 2004 with Cumulative Totals Since Inception;	F-3
(d)	Notes to Condensed Financial Statements.	F-4

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2005 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$-

Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$56,900

Total Current Liabilities	56,900

Total Liabilities	56,900

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 50,000,000 shares authorized and
12,000,000 shares issued and outstanding	12,000
Additional paid-in capital	(19,442)
Deficit accumulated during the development stage	(49,458)

Total Stockholders' (Deficit)	(56,900)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-

The accompanying notes are an integral part of these condensed financial statements.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		December 3, 1998 to
	2005	2004	2005	2004	September 30, 2005

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Administrative expenses	10,600	16,097	3,600	16,000	84,702
Total Operating Expenses	10,600	16,097	3,600	16,000	84,702

OTHER INCOME

Interest, net	-	-	-	-	35,244

Total other income	-	-	-	-	35,244

NET LOSS APPLICABLE TO COMMON SHARES	$(10,600)	$(16,097)	$(3,600)	$(16,000)	$(49,458)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	12,000,000	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of these condensed financial statements.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		December 3, 1998 to
	2005	2004	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,600)	$(16,097)	$(49,458)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	10,500	16,000	56,900
Total adjustments	10,500	16,000	56,900

Net cash (used in) operating activities	(100)	(97)	7,442

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	(7,442)

Net cash used in financing activities	-	-	(7,442)

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS	(100)	(97)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	100	197	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$100	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:
	Nine Months Ended
	September 30,
	2005	2004

Net loss	$(10,600)	$(16,097)

Weighted average common shares
outstanding (Basic)	12,000,000	12,000,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	12,000,000	12,000,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. There are no potentially dilutive securities outstanding.

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
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At September 30, 2005, deferred tax asset consists of the following:

2005

Deferred tax asset	$14,837

Less: valuation allowance	(14,837)

Net deferred tax assets	$-

Net operating losses totaling approximately $49,458 are currently available and begin to expire in 2014.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

CODATEK CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 4 -              STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2005 and 2004, the Company has 50,000,000 shares of common stock authorized and 12,000,000 issued and outstanding.

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

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

Assets

As of September 30, 2005, we have no assets on hand.

Liabilities and Stockholders’ Deficit

As of September 30, 2005, there was a Stockholders’ deficit of $56,900.

Results of Operations

We have not earned any revenues from inception through the period ending September 30, 2005. As a result, we did not earn any revenue during the nine months ended September 30, 2005 or 2004.

We incurred operating expenses in the amount of $10,600 for the nine months ended September 30, 2005, compared to operating expenses of $16,097 for the nine months ended September 30, 2004. Our operating expenses for the nine months ended September 30, 2005 were entirely attributable to administrative fees. The significant increase in our expenses in primarily attributable to accounting fees incurred in connection with bringing our disclosure current.

We have incurred a net loss of $10,600 for the nine months ended September 30, 2005, compared to $16,097 for the nine months ended September 30, 2004. Our losses for the six months ended September 30, 2005 are entirely attributable to accounts payable and accrued expenses.

Liquidity and Capital Resources

As of September 30, 2005, we had no cash or assets. We had a working capital deficit of $56,900 on September 30, 2005. As a result, we had insufficient capital to complete our business plan.

We anticipate that we will require additional financing to enable us to complete our business plan. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. We can provide no assurance that we will receive any additional financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to September 30, 2005, we incurred cumulative losses of approximately $49,458. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Meek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Codatek Corp.

Date:	November 22, 2005

By:/s/ Michael Meek Michael Meek Title: Chief Executive Officer, Chief Financial Officer, and Director